Form 10-Q
period 2013-07-31
GELIA GROUP, CORP.
filed 2013-09-03
CIK 1561686

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 3, 2013
Common Stock, $0.001	5,170,000

2 | Page

3 | Page

GELIA GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	JULY 31, 2013	OCTOBER 31, 2012
ASSETS
Current Assets
Cash	$ 1,251	$ 3,984
Prepaid expenses	6,000	-
Total current assets	7,251	3,984
Total assets	$ 7,251	$ 3,984
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 5,437	$ 117
Total current liabilities	5,437	117
Total liabilities	5,437	117

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,170,000 shares issued and outstanding (4,000,000 shares issued and outstanding as of October 31, 2012)	5,170	4,000
Additional paid-in-capital	22,230	-
Deficit accumulated during the development stage	(25,586)	(133)
Total stockholder’s equity	1,814	3,867
Total liabilities and stockholder’s equity	$ 7,251	$ 3,984

The accompanying notes are an integral part of these financial statements.

4 | Page

GELIA GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended July 31, 2013	Nine months ended July 31, 2013	For the period from inception (August 20, 2012) to July 31, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	18,632	25,453	25,586
Net loss from operations	(18,632)	(25,453)	(25,586)
Net loss	$ (18,632)	$ (25,453)	$ (25,586)
Loss per common share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	5,170,000	4,473,113

The accompanying notes are an integral part of these financial statements.

5 | Page

GELIA GROUP, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended July 31, 2013	For the period from inception (August 20, 2012) to July 31, 2013
Operating Activities
Net loss	$ (25,453)	$ (25,586)
Adjustments to reconcile net loss to net cash from operations:
Prepaid expenses	(6,000)	(6,000)
Net cash used in operating activities	(31,453)	(31,586)
Financing Activities
Proceeds from sale of common stock	23,400	27,400
Proceeds from loans from shareholder	5,320	5,437
Net cash provided by financing activities	28,720	32,837
Net increase in cash and equivalents	(2,733)	1,251
Cash and equivalents at beginning of the period	3,984	-
Cash and equivalents at end of the period	$ 1,251	$ 1,251
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-cash activities	-	-

The accompanying notes are an integral part of these financial statements.

6 | Page

GELIA GROUP, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2013

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

GELIA GROUP, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on August 20, 2012 and intends to provide 3D printing services. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.” Since inception through July 31, 2013 the Company has not generated any revenue and has accumulated losses of $25,586.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $25,586 as of July 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended July 31, 2013.

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

Stock-Based Compensation

As of July 31, 2013 the Company has not issued any stock-based payments to its employees.

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

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On October 31, 2012, the Company issued 4,000,000 shares of its common stock at $0.001 per share for total proceeds of $4,000. In April, 2013, the Company issued 1,170,000 shares of its common stock at $0.02 per share for total proceeds of $23,400. As of July 31, 2013, the Company has 5,170,000 shares issued and outstanding.

8 | Page

NOTE 3 – INCOME TAXES

As of July 31, 2013 the Company had net operating loss carry forwards of $25,586 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2013, total loan amount was $5,437. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2013 through the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on August 20, 2012 to July 31, 2013.  As of July 31, 2013, we had total assets of $7,251 and total liabilities of $5,437.  Since our inception to July 31, 2013, we have accumulated a deficit of $25,586.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended July 31, 2013 Compared to the period from Inception (August 20, 2012) to July 31, 2013

Our net loss for the three month period ended July 31, 2013 was $18,632 compared to a net loss of $25,586 during the period from inception (August 20, 2012) to July 31, 2013. During the period from inception (August 20, 2012) to July 31, 2013 we  haven’t  generated any revenues.

During the three month period ended July 31, 2013, we incurred  general and administrative expenses and professional fees of $18,632 compared to $25,586 incurred during the period from inception (August 20, 2012) to July 31, 2013. General and administrative and professional fee expenses incurred during the three month period ended July 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Nine Month Period Ended July 31, 2013 Compared to the period from Inception (August 20, 2012) to July 31, 2013

Our net loss for the Nine month period ended July 31, 2013 was $25,453 compared to a net loss of $25,586 during the period from inception (August 20, 2012) to July 31, 2013. During the period from inception (August 20, 2012) to July 31, 2013 we  haven’t  generated any revenues.

During the Nine month period ended July 31, 2013, we incurred  general and administrative expenses and professional fees of $25,453 compared to $25,586 incurred during the period from inception (August 20, 2012) to July 31, 2013. General and administrative and professional fee expenses incurred during the Nine month period ended July 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013

As at July 31, 2013 our current assets were $7,251 compared to $3,984 in current assets at October 31, 2012. As at July 31, 2013, our current liabilities were $5,437. Current liabilities were comprised entirely of $5,437 in advance from director.

Stockholders’ equity decreased from $3,867 as of October 31, 2012 to $1,814 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Nine month period ended July 31, 2013, net cash flows used in operating activities was $31,453, consisting of a net loss of $25,453 and increase in prepaid expenses of $6,000. Net cash flows used in operating activities was $31,469 for the period from inception (August 20, 2012) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended July 31, 2013, 2013, net cash provided by financing activities was $28,720 received from proceeds from issuance of common stock and loans from Director. For the period from inception (August 20, 2012) to July 31, 2013, net cash provided by financing activities was $32,720 received from proceeds from issuance of common stock and proceeds from loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GELIA GROUP, CORP.
Dated: September 3, 2013	By: /s/ Yulia Marach
Yulia Marach, President and Chief Executive Officer and Chief Financial Officer

14 | Page