Form 10-K
period 2013-12-31
STARSTREAM ENTERTAINMENT, INC.
filed 2014-04-11
CIK 1561686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ________ to __________

Commission file number 333-186079

STARSTREAM ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0682786
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Sky Park Drive
Monterey, California	93940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 203-881-6060

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $23,400, computed by reference to the sale price of the Common Stock of $0.02 per share under the registrant’s registration statement on Form S-1 declared effective by the Securities and Exchange Commission on April 4, 2013. The registrant’s Common Stock was not listed or quoted on an exchange or quotation system prior to October 22, 2013. Accordingly, there is no reported closing sale price on June 28, 2013 to which to refer for this calculation. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock of the registrant outstanding as of April 1, 2014 was 53,712,973.

PART I

ITEM 1. BUSINESS

USE OF DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

●
The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Starstream Entertainment, Inc., a Nevada corporation (formerly Gelia Group, Corp., “SSET”), (ii) Starstream Entertainment, LLC, a Delaware limited liability company (“SSE”) and wholly owned subsidiary of SSET , (iii) Starstream ELP, LLC, a Delaware limited liability company, and a majority-owned subsidiary of SSE (“ELP”), (iv) Starstream Films, LLC, a Delaware limited liability company, and a wholly owned subsidiary of SSE (“SSF”), and (v) SUAD Film, LLC, a Delaware limited liability company and a wholly owned subsidiary of SSE;

●	“Common Stock” refers to the Common Stock, par value $.001, of the Company;
●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

OUR CORPORATE STRUCTURE

SSET (previously, Gelia Group, Corp.) is a Nevada corporation incorporated on August 20, 2012. Following the acquisition of SSE by Gelia Group, Corp., SSE became our direct wholly owned subsidiary effective on October 8, 2013. On November 11, 2013, we changed the name from Gelia Group, Corp. to Starstream Entertainment, Inc.

The following diagram sets forth the structure of the Company as of the date of this report:
___________
* SSF is a single purpose entity organized to invest into and exploit film rights with respect to the motion picture “Lee Daniels’ The Butler,” which was theatrically released on August 16, 2013. SSF assigned 30% of such rights to a third party investor and as a result SSF is entitled to 70% of such rights.

Organizational History of SSE and its Subsidiaries

Starstream Films, LLC

SSF was organized on April 11, 2012 in Delaware as a single purpose entity to invest into Butler Films, LLC, a Delaware limited liability company, formed for the purpose of financing, developing, producing, distributing and exploiting the motion picture entitled “Lee Daniels’ The Butler,” which was theatrically released on August 16, 2013. SSF originally had two members, Charles Bonan (President and Chairman of SSET) (70%) and Lawrence Ladove (30%). In August 2013, Mr. Bonan and Mr. Ladove assigned their membership interests in SSF to SSE. In connection with and in consideration of the assignment by Mr. Ladove, on August 2, 2013, SSF assigned 30% of its films rights with respect to “Lee Daniels’ The Butler” to the Ladove Family Trust. As a result, SSF became a wholly owned subsidiary of SSE entitled to 70% of such rights. See "Our Portfolio of Films" below.

Starstream ELP, LLC

ELP was formed on December 7, 2012 in Delaware to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing, specifically the motion picture currently entitled “Life of Crime.”  ELP originally had three members: Charles Bonan (79.032%), NV Productions LLC (14.516%) and Bryan Mansour (6.452%). On August 2, 2013, Mr. Bonan assigned his membership interests in ELP to SSE.  On December 24 2013, Mr. Mansour assigned his membership interests in ELP to SSE. In connection with and in consideration of the assignment by Mr. Mansour, SSE issued Mr. Mansour 158,731 shares of Common Stock, par value $0.01 per share, of the Company.  As a result, SSE became the owner of 85.484% of the membership interests in ELP and, indirectly, entitled to such percentage of ELP’s film rights with respect to “Life of Crime.”  See "Our Portfolio of Films" below.

Starstream Entertainment, LLC

SSE was formed on January 10, 2013 in Delaware to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing.

SUAD Film, LLC

SUAD Film, LLC was organized on August 27, 2013 in Delaware for the purpose of financing, developing, producing, distributing and exploiting the motion picture entitled “Shut Up and Drive.”

OUR BUSINESS

General

The Company is an independent entertainment production company. We develop, produce, market and obtain distribution for feature-length motion pictures and entertainment projects. In December 2013, the Company received first revenues from exploitation of its film rights in the amount of $201,413.

The Company’s business is to produce motion pictures and entertainment projects and to fully exploit the projects and their ancillary rights through several avenues, including, but not limited to, theatrical release, video-on-demand, digital distribution, and television outlets. The Company generally acquires ownership in media properties at a late stage when the properties are fully packaged and ready for production, and creates value by providing production and marketing expertise. The Company’s target segment of the entertainment industry is the emerging market of high-quality, low-cost, commercially viable content. In producing independent motion pictures for this emerging market, we adhere to a defined set of creative and economic parameters, discussed below.

Overview of the Independent Motion Picture Industry

Independent motion pictures ("Independent Motion Pictures") are differentiated from theatrical productions which are made with the backing and support of a major film studio. These major studio productions are largely financed from inception by the major studios which also retain the bulk of the distribution rights for the film. These films tend to have larger budgets (generally over $10 million). Independent Motion Pictures are often produced initially without the backing of a major studio and are financed using a combination of investor funding, the sale of territorial or distribution channel rights and loans (which are often collateralized by the proceeds of the sale of distribution rights).

Independent Motion Picture producers may often obtain the services of name talent by providing them a percentage ownership participation in the production in lieu of cash salary. Finally, Independent Motion Picture producers often take advantage of U.S. and foreign tax incentive programs which will provide funding based on the inclusion of local content in the film. The Company will utilize one or both of these features in developing and financing its projects, if available for specific projects.

In sum, Independent Motion Pictures are financed by: 1) private investment; 2) a mixture of private investment and domestic and foreign financial incentive programs; 3) revenue sharing with talent; and/or 4) pre-sales of certain distribution rights (i.e. foreign territories, video on demand, cable TV, etc.). The financing of a production may include any, all, or none of the above sources of financing. In its selection and production of films, the Company uses and will continue to utilize each of these finance elements in its film portfolio, as appropriate for a particular project. Each film project is evaluated on its own merits and a decision is made by the Company and any other producers as to which financing strategy is most suitable for the particular film.

Film Production Process

A film project goes through five stages before it is ready for release. Combined, these stages can take approximately from one and a half to three years or more to complete. The Company is actively involved in each of these stages either by direct oversight and participation, or through its various film production entities and project producers.

The stages of film production are:

Development. During the development stage, the executive producer and/or production company create or acquire the theatrical motion picture rights to a property. The production company then finances the cost of the screenplay creation and revision to the point where it is determined whether the project has sufficient merit to pursue.

If the decision is made to proceed with the film, the creation of a comprehensive budget and shooting schedule is commissioned. With a dollar figure established, the production entity then takes those steps necessary to acquire or have committed adequate funding to finance the production of the film. A distribution commitment may be sought during development, although many Independent Motion Pictures are often developed and even produced before such a commitment is finalized.

Pre-Production. Once the financing has been arranged or committed, the film is ready for pre-production. During this phase, a completion bond is secured, a director is retained, locations and production facilities are secured, casting is completed, and the shooting schedule is planned. Script polishing is also completed during this phase. The pre-production phase of a film usually takes approximately two to four months.

Principal Photography. The actual “shooting” of the film can commence with the completion of pre-production. Principal photography generally lasts from approximately six to fourteen weeks, and could be a longer period for larger budget productions.

Post-Production. Post-Production may commence prior to the completion of principal photography and normally encompassing approximately three to six months. Post-Production includes editing, scoring, voice-over dialogue and other elements which are added following the completion of principal photography. During this phase, the director and producer make the agreed cuts, rearrangements or other changes in the raw film footage, and the necessary dialogue, music, sound effects, optical effects, and special effects are added. The result of this effort is the “completed negative” from which release prints are made for release and distribution.

Distribution. The neighborhood movie theater is only the first link in a feature film’s distribution chain. Many productions are never theatrically released and go directly to other forms of distribution. Regardless of the exposure on initial release, films generally continue generating revenues for many years as they move through additional distribution channels. For example, the Company does not sell its films. It rents or licenses them for specific uses and time periods, while retaining ownership of the underlying rights. In certain instances, the Company may license the distribution rights for specified markets (the Company's distribution agreements are discussed below). Actual release patterns for films are individually tailored, and a film can be in more than one market at a time.

Once the film production is complete, it may be exhibited at various film markets throughout the world where it will obtain broad exposure to independent film distributors who might have an interest in purchasing additional distribution rights with respect to the film. At the release date(s) for the film, it will be delivered in final form to the various distributors and sales agents around the globe for exhibition to audiences. At this point a third party collection company tracks the revenues and receipts and collects the sales from the various distributors and sales agents and administers the sales and distribution agreements according to their terms, which generally provide for an allocation of revenues between the parties.

Our Strategy in Selecting and Producing High Quality, Commercially Successful Independent Films

Our strategy is to mitigate risk by producing high quality, low cost Independent Motion Pictures for a commercial audience. We co-invest and produce films that meet certain creative and economic guidelines (discussed below). By utilizing regional film tax subsidies, foreign presale values, moderate budgets and A-list talent attachments, the Company can mitigate its capital contribution risk before physical production begins.   Unlike other Independent Motion Picture producers, we believe we have the ability to assemble and access all of these elements in selecting and developing our film projects.

Our Project Selection Criteria: Creative Elements and Economic Parameters

As illustrated in the following sections, our project selection guidelines include, but are not limited to: creatively superior scripts, commercial viability, foreign presales, and/or regional film tax subsidies.  The Company generally selects potential projects in three main production levels, based on the size of production budget1: moderate budget ($3-15MM), low budget ($800K-3MM), and ultra-low budget (up to $500K).  We believe that adhering to these selection criteria, and remaining disciplined in sourcing projects according to these criteria, are critical to achieving the creation of high-quality, low-cost, commercially viable content.

Creative and Economic Parameters

The chart below briefly describes the budget level and selection guidelines the Company utilizes:

Budget Level	Budget Size	Selection Guidelines
Moderate Budget	$3-15 Million	Regional Film Tax Subsidies
A-List Talent Attachments for Foreign Presale revenues (must cover 25-40+% of budget)
Creatively Superior Script

Low Budget	$800K-$3 Million	Regional Film Tax Subsidies
A-List Talent Attachments for Foreign Presale revenue (must cover 10-25+% of budget)
Creatively Superior Script

Ultra-Low Budget	Up to $300K	Creatively Superior Script
Regional Film Tax Subsidies and Foreign Presale revenues are sought after, but not primary criteria.
Primarily a vehicle for Company to identify and empower “up and coming” talent and to broaden Company’s future industry wide network by building loyalty to Company through “first-mover” strategy.

Special Circumstance Projects	$15-30 Million	All criteria for Moderate Budget must be met
(Above Moderate Budget)		Strategic relationship development opportunities in place
Value-added Company branding opportunities in place
Additional intangible returns available (i.e., unique marketing, branding, joint venture, etc. opportunities presented)

Utilizing Tax Incentives and Foreign Pre-Sale Values

The Company also leverages available economic incentives in the form of U.S. and international film tax credits and the value of "presales" to foreign countries. By leveraging the projected value of Film Tax Credits (FTC) and/or Foreign Presales (FP), the Company can lower the estimated required capital for a project and in turn guarantee a higher equity position for itself in that project.  It is the Company’s goal to cover 40%, and up to 80%, of project production budgets by projected FTCs and FPs.

1)  Production budget in the selection process includes all costs to create the film from pre-production to distribution.

The following is a description of various tax incentives and foreign presale values available to the Company depending on the scope and/or location of specific projects:

•	Regional Film Tax Subsidies – Tax subsidies offered to film production companies for production costs incurred within a specific region. The most popular and widely used government subsidies are:

o
State Film Tax Credits (FTC): In an effort to stimulate their local economies by establishing film production activity, many states offer a tax credit on film production costs which occur within the state. State tax credits can offer up to a 42% refund on production costs.

o
IRS Tax Code - Section 181: This section of the IRS tax code allows an immediate 100% tax write-off of passive income regarding production expenditures for domestic film and television productions with aggregate costs under $15 million (or, in certain low income areas, productions with aggregate costs under $20 million). For qualified productions, production expenses may be deducted in the year the expenditure occurs, instead of being depreciated over a period of years using the traditional income forecast method. For a production to be eligible, at least 75% of the total compensation must be for services performed in the United States by actors, directors, producers and other production personnel.

•
Foreign Presales – Feature Films are sold or licensed to foreign territories before domestic distribution occurs, and depending on the “foreign value” of a specific A-List talent attachment, presales can occur before production even begins. When necessary, the Company will hire a foreign sales agent to bring a project to market, and sell to individual territories outside the U.S., for a fee.

Our Current Film Portfolio

Based on the above described guidelines for selecting feature film projects, the Company has to date invested in and produced five feature films, each in various stages of production.

Title	Summary	Production Stage	Budget $	Equity Interest
Lee Daniels’ The Butler (Executive Produced Only)
The Butler is inspired by Wil Haygood’s Washington Post article about an African-American man who served as a butler to eight Presidents in the White House for over thirty years. From this unique vantage point, The Butler traces the dramatic changes that swept American society, from the civil rights movement to Vietnam and beyond, and how those changes affected this man’s life and family.
		Theatrically Released 8/16/2013	30 million	3.57%*

Life of Crime	Based on the Elmore Leonard (“Get Shorty”, “Rum Punch”) cult novel “The Switch.” Ordell Robbie and Louis Gara hit it off in prison, where they were both doing time for grand theft auto. Now that they're out, they're joining forces for one big score. The plan is to kidnap the wife of a wealthy Detroit developer and hold her for ransom. But they didn't figure the lowlife husband wouldn't want his lady back. So it's time for Plan B and the opportunity to make a real killing - with the unlikely help of a beautiful, ticked-off housewife who's hungry for a large helping of sweet revenge.	Completed	13 million	40.18%

Life After Beth	A quirky indie comedy, Life After Beth is the story of a young man Zach, whose whole life has been crushed by the death of his girlfriend Beth. As he feels more and more like life isn’t going to get better, he discovers that Beth isn’t quite as dead as he thought, as she has returned as a zombie. The only problem is she doesn’t know she’s dead, and her parents demand that Zach keep it that way. Life After Beth hysterically challenges whether love truly does conquer all. Zach tries to keep the truth from Beth, while also dealing with her rapidly decomposing body and violent zombie tendencies.	Post-Production	2.4 million	42%

Trouble Dolls
This quirky indie comedy, inspired by the 1987 cult-film Withnail and I, follows two co-dependent East Village, New York girls (Olivia and Nicole) are on the verge of eviction and existential crisis. They’re struggling artists, living in a Bohemian apartment. Their electricity has been turned off and they’ve begun an ill-advised juice fast. To top it all off, they’re out of money and too “talented” to come up with the rent. To solve their problems they go to L.A. to visit Nicole’s wealthy aunt, Kimberley, the host of a popular reality TV talent show. As Kimberley convinces the girls to audition, the girls struggle to maintain their friendship as Olivia begins to realize she may not be as dependent on Nicole as she once believed.
		Post-Production	250,000	50%

Shut Up and Drive	Shut up and Drive is a feature film about two very opposite girls, Laura (Zoë Worth) and Jane (Sarah Sutherland), struggling to deal with each other, as they're forced on a road trip to visit the only thing they have in common: a boy.	Post-Production	100,000	100%

* In August 2013, Mr. Bonan and Mr. Ladove assigned their membership interests in SSF to SSE. In connection with and in consideration of the assignment by Mr. Ladove, on August 2, 2013, SSF assigned 30% of its films rights with respect to “Lee Daniels’ The Butler” to the Ladove Family Trust. As a result, SSF became a wholly owned subsidiary of SSE entitled to 70% of such rights. Therefore, the Company is entitled to 2.499% of the film’s rights for “Lee Daniels’ The Butler,” which represents 70% of its equity interest of 3.57%.

Distribution Strategy

The Company will continue to explore and implement appropriate distribution on a project by project basis.  The Company plans to enter into distribution deals with major and mid-major studios and/or distribution companies, to guarantee specific distribution guidelines for each of our projects.  The Company will work with the distribution companies to implement the most appropriate distribution channel for each project based on what we agree the market dictates.  Because distribution companies have strong buying power and a broad reach in the marketplace, we are able to position our films to reach a large audience. We will shop our projects with the goal of entering into the best distribution deal available as the market dictates.

The Company currently has distribution agreements in place with industry leaders such as The Weinstein Company for “Lee Daniels’ The Butler.” In November 2013, under our agreement with WME, we signed an agreement with Lionsgate/Roadside Attractions to distribute our film “Life of Crime” to U.S. theatrical, digital, and television audience, in exchange for a 25% distribution fee. The success of this film is dependent upon several factors: the release date, marketing and advertising by the distribution company, and the quality and acceptance of our film vis-à-vis other films in the marketplace released at or near the same time, of similar type and appealing to similar audiences as “Life of Crime.” Marketing, advertising, and other costs associated with the distribution of “Life of Crime” are assumed by the distribution company Lionsgate/Roadside Attractions.

The Company will continue to seek to work with top-tier distribution companies for all of its films to ensure a distribution agreement which maximizes revenues based on what the market dictates for each project. The current industry distribution fee is between 20-30% of box office sales and ancillary revenues, which is determined on a project-by-project basis by several key factors, including: attached talent, market demand and/or saturation for genre, and reception by film festival audiences and buyers. Our goal for distribution agreements is to meet or better the current industry standard, while keeping in mind our long-term sustainability by matching the correct distribution company for each project specific need.

Marketing

The Company intends to rely on a variety of marketing tools, including those which are generally available for Independent Motion Picture exploitation.  Each production has its own “target audience.” The target audience for a particular production may be defined by age, sex, socio-economic status, geography, religious or cultural orientation. This is largely determined by the subject matter of the production. There are many marketing organizations within the film industry which specialize in the definition of target markets for a production and structuring of marketing and sales programs which best reach the specific targeted market. These organizations develop specific marketing and sales programs which enable the distributors to obtain the maximum impact for the amount spent. Many times, this may include joint marketing efforts with other entities or products which are similarly targeting the same market.

The responsibility for advertising and promoting a film once it is placed in the hands of distributors generally rests in the hands of the distributors and is considered a part of their cost of distribution. While the production company may be responsible for the cost of film prints, the production company is rarely responsible for the costs of distribution.

Within the motion picture industry there are several check and balances that are utilized industry-wide to ensure, to the extent possible, that licensed organizations are performing and reporting properly. Third party collection firms are often used to audit and track sales, distribution agreements that specifically address these issues are put in place. This is rarely undertaken directly by the film production company.

Competition

The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies, television networks, and pay television systems. Virtually all of our competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal.

We plan to compete against our competitors by maintaining a disciplined approach to project selection and utilizing the same types of distribution companies and industry vendors that major studios use. For example, The Butler was distributed by The Weinstein Company and Life of Crime will be distributed by Lionsgate. We will also utilize co-production opportunities with established industry companies such as our co-production of Life of Crime with The Gotham Group and Life After Beth’s co-production effort with Francis Ford Coppola’s production company American Zoetrope.

Censorship

An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.

Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a particular territory.

We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. We plan to produce our motion pictures so there will be no material restrictions on exhibition in any major market or media. This policy may require production of “cover” shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

There can be no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain territories and media.

Theatrical distribution of motion pictures, in a number of states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions. These laws generally seek to eliminate the practice known as “blind bidding” and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first. In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

Labor Laws

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative actors, directors, screenwriters, and film crews as well as industry-wide collective bargaining agreements. Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations.  If such actions impede our ability to operate or produce a motion picture, it may substantially harm our ability to earn revenue.

We will use non-unionized actors, directors, screenwriters, and film crews whenever possible to reduce our costs of production.  Notwithstanding this, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions that bargain collectively with producers on an industry-wide basis from time to time. Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions.  Strikes or other work stoppages by members of these unions could delay or disrupt our activities.  The extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

Intellectual Property; Piracy Risks

Rights to motion pictures are granted legal protection under the copyright laws of the U.S. and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. Motion picture piracy is an industry-wide problem.  Our industry trade association provides a piracy hotline and investigates all piracy reports. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation with the possibility of criminal prosecution.

Under the copyright laws of the U.S., copyright in a motion picture is automatically secured when the work is created and “fixed” in a copy.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in the U.S. does not cover the idea or concept behind the work or any characters portrayed in the work.  Registration with the appropriate office establishes a public record of the copyright claim. Generally, the production companies (in which the Company owns an equity stake) register films for copyright with the U.S. Copyright Office. The Copyright Office will register claims to copyright and issue certificates of registration but will not “grant” or “issue” copyrights.  The Company itself does not own these rights and claims, or have the right to enforce them.  The enforcement of these rights, if necessary, rests with the production companies, or under certain circumstances, the distribution companies (while such distribution rights are in effect).

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. Under the laws of the U.S., these individuals are not always considered the “authors,” however, because a motion picture is frequently a “work made for hire.” In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author’s life plus an additional 70 years after the author’s death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies or to require our production companies or distribution partners to enforce U.S. copyright protections. As such, while our films are generally registered with the U.S. Copyright Office, that alone is not a guarantee that such rights will be respected or enforced domestically or abroad.

Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world. In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. The U.S. government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures. There can be no assurance that voluntary industry embargoes or U.S. government trade sanctions will be enacted. If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures. If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue as a result of motion picture piracy.

Employees

We currently have 8 full-time employees and 1 part-time employee. We utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing, producing and promoting our motion pictures. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. In such an event, the trading price for our Common Stock could decline substantially, and you could lose all or part of your investment. In order to gain an appreciation for these risks and uncertainties, you should read this annual report in its entirety and consider all of the information and advisements contained in this annual report, including the following risk factors and uncertainties.

The absence of a significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses. As a result, we could experience substantial losses.

As a result of the absence of a significant operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to develop, produce, market and distribute our motion pictures. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could result in substantial losses.

We have no profitable operating history, and our limited operating history does not afford investors a meaningful history on which to base an investment decision. If you choose to invest in our securities, you could lose your entire investment in our company.

We are currently in the early stages of developing our business. There can be no assurance that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors should consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include competition from well-established and well-capitalized companies, an inability to adequately anticipate and adapt to changes in our industry, loss of key personnel upon whom we are dependent for the effective operation of our business, and an inability to successfully manage expansion of our business, operations and expenses. We cannot be certain that our business strategy will be successful or that we will successfully address these or other risks. In the event that we do not successfully address such risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected, we may not have the resources to continue or expand our business operations and you could lose a portion or all of your investment in our company.

We are dependent on our management and key personnel, without whose services our business operations could cease, which could result in the loss of an investor’s entire investment.

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including Kim Leadford, our Chief Executive Officer, Charles Bonan, our President, and Daniel McCarney, our Chief Content Officer. We do not have employment agreements with such personnel, and they are under no obligation to remain employed by us. Although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, even if we had them, these agreements could not assure us of the continued services of such employees. In addition, we currently do not have “key person” life insurance policies for our key employees.

Although none have expressed a present intent to leave, if any key staff were to leave us before we had hired replacement personnel, our operations could fail. Competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Even if we were able to find replacement personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Our inability to retain or successfully replace, where necessary, members of our senior management and other key employees could have a material adverse effect on our business and could force us to cease operations. In such event, investors in our Common Stock or other securities could lose their entire investment.

To be successful, we need to attract and retain qualified personnel. Our inability to do so could have a material adverse effect on our business, financial condition, operating results and prospects.

Our success also depends to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce and distribute our motion pictures and entertainment projects continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. Our inability to do so could have a material adverse effect on our business, financial condition, operating results and prospects.

Due to the concentration of control of the Company, shareholders could be unable to control or influence key corporate actions or effect changes in the Company’s board of directors or management.

Our current executive officers and directors currently beneficially own or control 33,673,162 shares of our Common Stock, representing approximately 61.8% of the common shareholder voting control of the Company. In addition, Kim Leadford, our Chief Executive Officer and Co-Chair of our board of directors, and Charles Bonan, our President and Co-Chair of our board of directors, each own 1 share of our Series A Preferred Stock, par value $.001 per share (the “Series A Preferred”). The holders of Series A Preferred are entitled to vote together as a single class with the holders of our Common Stock and, so long as the Series A Preferred holders vote unanimously, are entitled together to 66.7% of the total vote. Our current executive officers and directors therefore have the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. As a result, other shareholders may be unable to exert any control or influence over the actions or composition of the Company’s board of directors or management.

Lack of additional working capital could adversely affect our ability to fund current operations and could cause curtailment of any expansion plans.

At December 31, 2013, the Company had $100,012 in cash.  To fund the Company’s operating expenses and to finance film projects it may identify, the Company requires additional funding. There is no guarantee that we will be able to raise any additional capital on acceptable terms, if at all, and we have no current arrangements for any such financing. A shortage of capital would adversely affect our ability to fund our working capital requirements and our ability to expand our operations.

Certain of our assets, including potential cash flow from such assets, have been pledged as collateral for a loan. The diversion of such cash flow to the lender could adversely affect the Company’s cash flow and liquidity.

In connection with a loan to the Company under which $600,000 in principal currently is outstanding, the Company and one of its subsidiaries (together, the “Borrowers”) granted the lender a security interest in the Borrowers’ right, title and interest in the motion picture “Life After Beth” and in their 42% membership interest in the production entity for such film, and any and all payments, proceeds or other consideration received by the Borrowers arising from such motion picture or membership interest until the loan has been repaid in full. The diversion of any such payments, proceeds or other consideration to the lender could have a material adverse effect on the Company’s cash flow and liquidity, which could adversely affect its operations.

Our success is substantially dependent on general economic conditions and business trends in the entertainment industry, a downturn of which could adversely affect our operations.

The success of our operations depends to a significant extent upon a number of factors relating to consumer spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our consumers and their continued willingness to expend funds on our productions. An overall decline in the demand for entertainment media could cause a reduction in our revenues, which could force us to cease operations.

Changes in generally accepted accounting principles could have an adverse effect on our business financial condition, cash flows, revenue and results of operations

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with 8 current full-time employees and 1 part-time employee. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our securities to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We incur costs associated with SEC reporting compliance.

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 110,000,000 shares of Common Stock, $0.001 par value per share, of which, as of the date of this report, 53,712,973 shares of Common Stock were issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

Our need for additional capital could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our Common Stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional Common Stock by the Company may have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. Our board of directors has not designated an Audit Committee and we do not have any outside directors. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our Common Stock will be listed for trading.

There has not been any established trading market for our Common Stock and there is currently no market for our securities. There can be no assurance as the prices at which our Common Stock will trade if a trading market develops, of which there can be no assurance. Until our Common Stock is fully distributed and an orderly market develops, (if ever) in our Common Stock, the price at which it trades is likely to fluctuate significantly.

Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our Common Stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our Common Stock. Due to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.

Our Common Stock is subject to the Penny Stock Regulations.

Our Common Stock will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Our Common Stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies. Our ability to provide reduced disclosure in our filings may cause our Common Stock to be less attractive to investors.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are an emerging growth company, as defined in Section 101 of the JOBS Act. We will remain an emerging growth company until our annual revenues exceed $1 billion, five years after our first sale of Common Stock under an effective Securities Act registration statement, we issue more than $1 billion in non-convertible debt in a three-year period, or the value of our Common Stock held by non-affiliates equals or exceeds $700 million as of the last business day of any second fiscal quarter.

For as long as we are an emerging growth company, unlike some other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) hold shareholder advisory votes on executive compensation or obtain shareholder approval of golden parachute payments not previously approved, as required by Sections 14A(a) and (b) of the Exchange Act, (3) comply with any requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and financial statements, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, or (5) provide certain disclosure regarding executive compensation required of larger public companies.

We cannot predict whether investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Under the JOBS Act we have elected to use an extended period for complying with new or revised accounting standards.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements.  In the absence of such cash flows or capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, at minimum be at risk to:

●	our debt holders could declare all outstanding principal and interest to be due and payable;

●	the holders of our secured debt could foreclose against the assets securing their loans; and/or

●	we could be forced into bankruptcy or liquidation.

Variable rate indebtedness of future borrowings could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our future borrowings, future primarily borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our future debt service obligations on our future variable rate indebtedness would increase even though the amount borrowed remained the same.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we fail to obtain financing for the production of motion pictures, our business may fail.

We may not have sufficient capital to meet our current operating requirements, much less the funds to support the funding of the production of new motion pictures. We intend to make motion pictures with production budgets of $300,000 or more. We will need to raise money required to fund our portion of the production of motion pictures from outside financing. Such financing could take the form of co-production or joint venture arrangements or partnerships, additional sales of our securities or an operating line of credit. Regardless of the amount of money we raise, additional financing will be needed to produce additional motion pictures. No assurance can be given that financing will be available to us, at all, or on favorable terms. Unless such additional financing is available to us, our production activities may be materially adversely affected and you may lose your entire investment. We have no financing commitments at this time.

If we are unable to produce commercially successful films, our business may fail.

Producing films involves substantial risks, because it requires that we spend significant funds based entirely on our preliminary evaluation of the screenplay's commercial potential as a film. It is impossible to predict the success of any film before the production starts. The ability of a motion picture to generate revenues will depend upon a variety of unpredictable factors, including:

*    public taste, which is always subject to change;

*    the quantity and popularity of other films and leisure activities available to the public at the time of our release;

*    the competition for exhibition at movie theatres, through video retailers, on cable television and through other forms of distribution; and

*    the fact that not all films are distributed in all media.

For any of these reasons, the films that we produce may be commercially unsuccessful and our business may fail. While we are developing films in our portfolio that we believe have been or will be successful, we cannot assure that any or all of them will be commercially successful. Further,  we cannot assure you that we will be able to repeatedly select and produce successful films. Our inability to do so could have a material adverse effect on our business, financial condition, operating results and prospects.

If we are unable to secure distribution of our films, our business will suffer.

Because we may initially lack the resources to distribute our films ourselves, we plan to enter into distribution agreements with established distribution companies. As a result, we may be unable to secure distribution agreements or revenue guarantees before funds are spent on production. In addition, if we are unable to obtain theatrical distribution on acceptable terms, we may evaluate other alternatives such as retaining a distributor as an independent contractor or bypassing theatrical distribution altogether. If we retain a distributor as an independent contractor we may need to seek additional financing to cover this cost. If we bypass theatrical distribution and attempt to release our films directly to pay cable or home video, we may not generate enough revenues to become profitable. If we are unable to obtain adequate distribution, we may not have the ability to generate sufficient revenues to fund our production costs and operating expenses.

If the production entities in which we invest fail to protect their intellectual property and proprietary rights adequately, our business could be adversely affected.

The production entities in which we invest seek to protect their intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, trademarks, domain names and other measures, some of which afford only limited protection. Despite their efforts to protect their proprietary rights, unauthorized parties may attempt to copy aspects of our production entities’ intellectual property or to obtain and use property that we regard as proprietary to our production entities. We cannot assure you that the means of protecting these proprietary rights will be adequate. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to steal our production entities’ intellectual property. Our production entities’ failure to protect adequately their intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

An assertion by a third party that our production entities are infringing its intellectual property could subject the production entities to costly and time-consuming litigation or expensive licenses and our business might be harmed.

Our production entities might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require our production entities to enter into licensing agreements, any or all of which could adversely affect our business to a material extent.

The motion picture industry is highly unionized and labor actions could adversely affect the Company’s ability to complete productions in a timely manner within projected budgets.

While the motion picture industry is highly unionized, the Company intends to produce both Union and non-Union pictures. Lower budget films (such as the Company intends to produce) may be produced on a non-Union basis, which may limit certain distribution channels available for the film. When producing a Union film, the costs of the production are increased significantly and there is always a risk of a labor dispute within the any of the unions and studios involved in the production, which could result in a work stoppage. This is a general risk which affects the entire industry and not the Company specifically. While work stoppages are rare within the film industry, they have occurred and have been quite costly to the entire motion picture industry. The Company cannot specifically estimate the direct or indirect cost of any particular work stoppage.

The process of producing and distributing films is inherently unpredictable.

The Company may not have consistent access to quality creative material from which to select productions for purposes of development production or investment. The writers hired to write for productions may create material that is not sufficiently entertaining or dramatically compelling. There may be difficulty in securing the participation of appropriate talent and suitable shooting locations. Some productions may be more difficult to finance than others. There may be contract disputes with the talent, writers, producers, etc. All of these factors could affect the ability to produce productions on schedule and on budget, and therefore to see any proceeds from the exploitation of such productions.

Our productions may incur production over-runs making a particular project unprofitable or difficult to complete.

While it is anticipated that a completion guaranty will be obtained in order to secure the completion and delivery of a production in accordance with a pre-approved budget and production schedule, it cannot be guaranteed that such a completion guaranty will be in place for each production. Without a completion guaranty, there is a much greater risk to the potential recoupment of investments in a production.

Productions may be prematurely abandoned.

The development, production or distribution of a production may be abandoned at any stage if further expenditures do not appear commercially feasible, with the resulting loss of some or all of the funds previously expended on the development, production or distribution of the project.

Rising production costs may require greater returns to ensure profits.

The cost of producing and marketing of productions has continued to increase. This increase in costs has not been accompanied by any proportional increase in revenues. In the future, producers may have to generate even greater revenue returns relative to the costs of productions to ensure profits.

We face substantial competition by larger and more established companies in all aspects of our business.

We are smaller and less diversified than many of our competitors. As an independent producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring.

Saturation of the marketplace by competitors could have an adverse effect on our film’s success potential.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our generally more limited production and advertising budgets, we historically have not released our films during peak release times. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we may not choose to compete with a major studio's larger promotion campaign. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, financial condition, operating results and prospects.

The number of motion picture screens available to us may decrease.

The supply of motion picture screens is limited. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to approximately 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations, and major studio releases occupying more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home entertainment and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, financial condition, operating results and prospects.

Film piracy remains a major area of concern in the film industry.

Piracy is currently concentrated primarily in areas outside of North America including Asia, South America, the former Soviet Union, and other Eastern European countries. However, no assurances can be made that piracy will not spread to other areas of the world as new technology is developed. A number of organizations are attempting to take control of the problem. Trade embargoes and restrictions have been used to encourage particular countries to institute and enforce strict copyright laws. However, these actions have produced mixed results and there is no assurance that future actions will satisfactorily resolve the matter.

Film production and distribution may require passage of extended time before profits, if any, are generated.

The production and distribution of a production involves the passage of a significant amount of time. Pre-production on a production may extend for several months or more. Principal photography may extend for several weeks or more. Post-production may extend from several months or more. Distribution and exhibition of a production in particular may continue for years before profits may be generated, if at all.

We face risks from doing business internationally.

We produce motion picture productions that are dependent on revenues generated through distribution of said productions outside the U.S, through various output agreement and third party licensees elsewhere, and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

●	changes in local regulatory requirements, including restrictions on content; differing cultural tastes and attitudes;

●	differing degrees of protection for intellectual property;

●	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

●	the instability of foreign economies and governments;

●	fluctuating foreign exchange rates;

●	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

●	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results and prospects.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, emerge. For example, the industry has been experiencing a decline in DVD sales both domestically and internationally, as a result of factors such as new methods of product delivery and storage, various technological advances and changes in consumer preferences and behavior. Consumers are spending an increasing amount of time on the internet and on mobile devices, and are increasingly viewing content on a time-delayed or on-demand basis from the internet, on their televisions and on handheld or portable devices. We cannot predict how we will financially participate in the exploitation of our motion pictures through these emerging technologies, or whether we have the right to do so for certain of our library titles or whether the revenues we generate through these emerging technologies will offset any future decline in DVD sales. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results and prospects.

Limitations on control of joint ventures may adversely impact our operations.

We hold our interests in certain businesses as a joint venture or in partnership with non-affiliated third parties. As a result of such arrangements, we may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could in turn result in limitations on our ability to implement strategies that we may favor. In addition, our ability to transfer our interests in businesses owned with third parties is limited under certain joint venture, partnership or similar agreements.

Our film portfolio contains a small number of titles.

As of the date of this Report, we depend on a limited number of films to ultimately generate revenues for our company. In addition, the films in our portfolio are not all presently distributed and generate substantially no revenue. As of now, even our distributed films generate modest revenue, if any. If we cannot acquire and develop new commercially successful projects, such failure could have a material adverse effect on our business, financial condition, operating results and prospects.

We are and will be limited in our ability to exploit a portion of our film portfolio.

Our rights to certain of the films in our portfolio do and will vary; in some cases, we may only have the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms, if at all.  Any failure to renew titles generating a significant portion of our revenue would have a material adverse effect on our business, financial condition, operating results and prospects.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and entertainment projects require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of exploitation revenues from or government contributions to our motion pictures or television programs. This time lapse may require us to fund a significant portion of our capital requirements from secured credit facilities and from other financing sources. We cannot assure you that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and entertainment projects. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results and prospects.

The costs of producing and marketing feature films is high and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased from year to year. These costs may continue to increase, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home entertainment, television, international markets and digital for revenue, which revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, financial condition, operating results and prospects.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures and entertainment projects. Actual motion picture and entertainment projects costs may exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and entertainment projects are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or entertainment project incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, financial condition, operating results and prospects.

In addition, if a motion picture or entertainment project incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, financial condition, operating results and prospects. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results and prospects.

Our success depends on external factors in the entertainment industry.

Our success depends on the commercial success of motion pictures and filmed entertainment, which is unpredictable. Operating in the motion picture and entertainment industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures and entertainment projects depend on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures and entertainment projects also depends upon the quality and acceptance of motion pictures or projects that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, financial condition, operating results and prospects. In addition, because a motion picture's or entertainment project’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or reviews, poor box office results or poor reviews may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and entertainment projects will obtain favorable reviews or ratings, or that our motion pictures will perform well at the box office or in ancillary markets or that alternate distribution channels will be available. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition, operating results  and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect our business. The global economic turmoil of recent years has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, an unprecedented level of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. While the ultimate outcome of these events cannot be predicted, a decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical and entertainment releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Moreover, financial institution failures may cause us to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. We cannot predict the timing or the duration of this or any other downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

Licensed distributors' failure to promote our programs may adversely affect our business. Licensed distributors' decisions regarding the timing of release and promotional support of our motion pictures, entertainment projects and related products are important in determining the success of these pictures, programs and products. We generally do not control the timing and manner in which our licensed distributors distribute our motion pictures or entertainment projects. Any decision by those distributors not to distribute or promote one of our motion pictures, entertainment projects or related products or to promote our competitors' motion pictures, entertainment projects or related products to a greater extent than they promote ours could have a material adverse effect on our business, financial condition, operating results and prospects.

We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and entertainment projects. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or entertainment projects could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and entertainment projects, which could have a material adverse effect on our business, financial condition, operating results and prospects.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a producer of media content, we may face potential liability for:

●	defamation;

●	invasion of privacy;

●	negligence;

●	copyright or trademark infringement (as discussed above); and

●	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results and prospects.

Our revenues and results of operations may fluctuate significantly.

Our results of operations are difficult to predict and depend on a variety of factors. Our results of operations depend significantly upon the commercial success of the motion pictures and entertainment projects that we produce, which cannot be predicted with certainty.  In particular, the underperformance at the box office of one or more motion pictures in any period may cause our revenue and earnings results for that period (and potentially, subsequent periods) to be less than anticipated, in some instances to a significant extent. Accordingly, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

Our results of operations also fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for our content.   Our operating results may increase or decrease during a particular period or fiscal year due to differences in the number and/or mix of films released compared to the corresponding period in the prior year or prior fiscal year.

Moreover, our results of operations may be impacted by the success or future success of critically acclaimed and award winning films, including Academy Award® winners and nominees. We cannot assure you that we will produce or acquire motion pictures that will receive critical acclaim or perform well commercially. Any inability to achieve such commercial success could have a material adverse effect on our business, financial condition, operating results and prospects.

In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Due to the difficulty of predicting our results of operations and other factors, it is difficult for industry or financial analysts to accurately forecast our results. The trading market for our common shares is influenced by the research and reports that such industry or financial analysts publish about us or our business. If an analyst who covers us changes his or her financial estimates or investment recommendation, or if our results of operations fall short of his or her estimates, the price of our common shares could decline.

We do not have long-term arrangements with many of our production or co-financing partners. We traditionally have not entered into long-term production contracts with the creative producers of the films we produce. There is no guarantee that we will produce future films by any specific creative producer or co-financing partner, and a failure to do so could adversely affect our business, financial condition, operating results and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to furnish information under this Item 1B.

ITEM 2. PROPERTIES

Our principal executive office is located at 100 Sky Park Drive, Monterey, California 93940. The office space is provided to us free of charge by Charles Bonan, our President and Chairman.

In addition, we utilize a residential property located in Los Angeles, California as an office and for temporary business travel and lodging purposes. The lease for this property is in the name of Mr. Bonan. However, the Company pays the lease payment of $11,500 per month. Unless renewed or extended, the lease will expire on September 30, 2014. Ms. Leadford uses this location as a part-time residence while performing services in Los Angeles as the Company’s Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries.

In addition, there are no material proceedings to which any affiliate of our Company, or any owner of record or beneficially of more than five percent of any class of voting securities of our Company, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. Currently there are no legal proceedings pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against us. We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our Common Stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “SSET.” The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the OTCBB beginning October 22, 2013. Prior to October 22, 2013, our Common Stock was not listed or quoted on any exchange or quotation system. The prices represent quotations between dealers, without adjustment for retail markup, markdown or commission, and do not necessarily represent actual transactions.

BID PRICE
PERIOD	HIGH	LOW

Fiscal 2013:
Fourth Quarter	$1.65	$0.55
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

Fiscal 2012:
Fourth Quarter	n/a	n/a
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

Holders

There were approximately 37 shareholders of record of our Common Stock as of April 1, 2014.

Transfer Agent and Registrar

The transfer agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, exclusive of primary residence, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividend Policy

We have not paid any cash dividends to our shareholders. Any future determination as to the declaration and payment of cash dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. There are no contractual restrictions on our ability to declare or pay cash dividends on our shares of Common Stock.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Recent sales of unregistered securities

Set forth below are securities we have sold or issued during the fiscal year ended December 31, 2013 and subsequent thereto through the date of this report that were not registered under the Securities Act, in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act, and that we have not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On December 26, 2013, the Company issued an aggregate of 222,224 shares of Common Stock to an accredited investor in exchange for $40,000 in cash and the assignment to Starstream Entertainment, LLC of such investor’s 6.452% membership interest in Starstream ELP, LLC.

On January 6, 2014, the Company issued an aggregate of 60,000 shares of Common Stock to a consultant in payment of investor relations services valued at $72,000.

On February 10, 2014, in connection with a loan agreement entered into by the Company and SSE (together, the “Borrowers”), the Borrowers issued a promissory note to a lender pursuant to which the Borrowers agreed to repay all amounts payable under the loan agreement. As of the date of this report, $600,000 in principal has been borrowed and is outstanding under the loan agreement.

On March 11, 2014, the Company issued an aggregate of 30,000 shares of Common Stock to a consultant in payment of consulting services valued at $20,100.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to furnish information under this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

Reverse Acquisition

On October 8, 2013, Starstream Entertainment, LLC (“SSE”) entered into a Securities Exchange Agreement with Starstream Entertainment, Inc. (formerly Gelia Group Corp., “SSET”). Pursuant to the Securities Exchange Agreement, on October 8, 2013, the members of SSE assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 36,602,460 newly issued shares of SSET’s Common Stock.  The shares of SSET’s Common Stock received by the SSE members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding Common Stock after giving effect to the issuance of shares pursuant to the Securities Exchange Agreement.  As a result, SSE became SSET’s wholly owned subsidiary.  This transaction is being accounted for as a reverse acquisition (“Reverse Acquisition”) and SSE is deemed to be the acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in our consolidated financial statements prior to the Reverse Acquisition are those of SSE.

Business Overview

The Company is an independent entertainment production company. We develop, produce, market and obtain distribution for feature-length motion pictures and entertainment projects. In December 2013, the Company received first revenues from exploitation of its film rights in the amount of $201,413.

The Company’s business is to produce motion pictures and entertainment projects and to fully exploit the projects and their ancillary rights through several avenues, including, but not limited to, theatrical release, video-on-demand, digital distribution, and television outlets. The Company generally acquires ownership in media properties at a late stage when the properties are fully packaged and ready for production, and creates value by providing production and marketing expertise. The Company’s target segment of the entertainment industry is the emerging market of high-quality, low-cost, commercially viable content.

Results of Operations

For the years ended December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, we had total expenses of $2,139,189 and $3,000, respectively. Total expenses for the year ended December 31, 2013 primarily included general and administrative expenses of $59,571, professional fees of $1,330,548, payroll costs of $321,838, travel expense of $172,173, outside services of $100,980, interest expense of $46,690, and depreciation expenses of $5,072. The increase in expenses was due to the expansion of our operations.  During 2012, our only operations were through SSF as a single purpose entity for the investment in “Lee Daniels’ The Butler.”  Since January 2013 we have started operating as a film production company and incurred respective expenses including film production costs, administrative costs, marketing, and travel.  The Company expects expenses to continue to grow in the future in direct correlation with the future expansion of our business operations.

Net loss for the years ended December 31, 2013 and 2012 was $2,139,189 and $3,000, respectively, and is primarily attributable to expenses incurred for several projects to develop, produce, market and plan to distribute feature-length motion pictures.

For the period prior to October 8, 2013, SSE, and its subsidiaries, are not subject to Federal and State income taxes, as they are all limited liability companies.  Each member was responsible for the tax liability, if any, related to its proportionate share of their taxable income.  SSE and its subsidiaries are pass-through entities.  SSET, along with its consolidated subsidiaries, is deemed a corporation and thus is a taxable entity.  Accordingly, no provision for income taxes was reflected in the accompanying consolidated financial statements as the Company did not have income through December 31, 2013.

Liquidity, Capital Resources and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has experienced recurring losses through December 31, 2013. The Company recognized a net loss after tax of $2,139,189 and $3,000 for the year ended December 31, 2013, and for the period from April 11, 2012 (inception) through December 31, 2012, respectively.  As of December 31, 2013, the Company had cash on hand of $100,012, and current liabilities of $1,146,643. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

The Company is committed to funding various entities that are producing certain motion pictures, totaling $3,704,000. As of December 31, 2013, the Company has funded $3,304,100 in such commitments. The Company has met all of its current funding commitments for film productions. The Company will need to raise additional funds to meet any future funding obligations and working capital needs until revenues begin to be realized from exploitation of the film rights to the Company’s productions. In December 2013, SSE received its first cash proceeds from exploitation of its film rights in the amount of $201,413, and plans to receive additional cash proceeds from this project as revenues are allocated per the film's collection account management agreement. The Company plans to realize revenues from its additional film projects after the films are released and revenues are allocated per each film's collection account management agreements. There is no guarantee that we will be able to raise any additional capital, or that if such capital is available, that it will be available on terms acceptable to us.

The foregoing represents the Company’s best estimates as of the date of this report and may materially vary based upon actual experience. The inability of the Company to obtain funding, either in the near term and/or longer term, will materially affect the ability of the Company to implement its business plan and such failure could jeopardize the viability of the Company.  In that case, the Company may need to suspend its operations and reevaluate and revise its plan of operations.

As of December 31, 2013, the Company had working capital of $2,170,756.  The Company has liabilities totaling $1,208,004 as of December 31, 2013, which is generally comprised of accounts payable and accrued expenses of $371,591, convertible notes payable of $500,000, accrued interest of $21,614, and amounts due to one of the stockholders of $112,600.

Net cash used in operating activities

Net cash used in operating activities was $1,238,275 and $3,000 for the year ended December 31, 2013 and for the period from April 11, 2012 (inception) through December 31, 2012, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services. For the year ended December 31, 2013, operating activities were generally impacted by increases in production costs of $98,732, accounts payable of $396,244, and payroll liabilities of $69,157, all of which were primarily related to expenditures incurred to develop the operations of the Company.

Net cash used in investing activities

Net cash used in investing activities was $2,646,505 and $575,000 for the year ended December 31, 2013 and for the period from April 11, 2012 (inception) through December 31, 2012, respectively, which includes $2,897,826 and $500,000 in cash invested in film productions.  The Company also received $201,413 in cash proceeds from the exploitation of the film rights of Lee Daniels’ The Butler.  In 2013, the Company purchased $7,675 in property and equipment, in addition to financing a Company automobile in the amount of $74,950.  The Company also made payments of $17,417 towards security deposits for office space in California totaling $15,000, and a deposit of $2,417 to the Screen Actors Guild as required.

Net cash provided by financing activities

Net cash provided by financing activities was $3,934,792 and $578,000 for the year ended December 31, 2013 and for the period from April 11, 2012 (inception) through December 31, 2012, respectively, consisting of $939,100 of net proceeds received from the sale of our common stock in 2013, $1,175,000 of gross proceeds from convertible notes in 2013, $150,000 of gross proceeds from related party convertible notes in 2013, $60,000 of gross proceeds from notes payable in 2013, and $1,550,000 and $578,000 of capital contributions in 2013 and 2012, respectively, of which $325,000 and $150,000 was from non-controlling interest owners in 2013 and 2012, respectively. Additionally, the Company received related party advances from a stockholder in the amount of $112,600 in 2013.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to furnish information under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disclosure applicable to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.

Based on such evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of such period, due to the material weaknesses in our internal controls over financial reporting identified below, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's management, with the participation of its Chief Executive Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission in Internal Control-Integrated Framework (1992). Based on that assessment under such criteria, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013 due to control deficiencies that constituted material weaknesses.

Management, in assessing its internal controls and procedures for fiscal 2013, identified a material weakness relating to a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a material weakness relating to a lack of sufficient personnel in the accounting function, due to the limited resources of the Company, with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  Although the Company has engaged an outside consultant to provide some assistance in this regard, this material weakness has led to segregation of duties issues and has resulted in audit adjustments to the Company’s annual consolidated financial statements and revisions to related disclosures.

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company has raised significant additional working capital.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

We have no disclosure applicable to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	Position
Kimberley Leadford	39	Chief Executive Officer, Director, Co-Chair of the Board

Charles Bonan	62	President, Director, Co-Chair of the Board

Mark Corrao	56	Chief Financial Officer

Kimberley Leadford, age 39, is the Company’s Chief Executive Officer, director and Co-Chair of the board of directors, having been appointed to such positions on October 8, 2013. She is the Co-Founder of and an executive at SSE. Most recently Ms. Leadford executive produced the film adaptation of Elmore Leonard’s novel THE SWITCH, starring Jennifer Aniston, Tim Robbins, John Hawkes, and Mos Def. She also executive produced the Lee Daniel’s feature film “THE BUTLER,” starring Forest Whitaker and Oprah Winfrey, about the White House butler who served eight U.S. presidents. Ms. Leadford executive produced several feature films in 2011-2012, including the James Franco film “ABOUT CHERRY,” the Martin Snyder directed “MISSED CONNECTIONS,” and the Peter Kline directed “HERE COMES THE NIGHT.” Prior to SSE, Ms. Leadford served as President of Baldwin Films as well as an independent producer and entertainment attorney. Ms. Leadford was an executive and principal at New England Sports and Entertainment Group, which has interests in various professional sports franchises globally. Ms. Leadford graduated from Rhode Island College with a Bachelor of Arts degree and earned her J.D. at Temple University - Beasley School of Law. Ms. Leadford has extensive management experience, having managed world-class restaurants, a record label, and professional artists. In the political world, she has served Senator Jack Reed in Washington, D.C., and Brian Kennedy in the Rhode Island General Assembly, as well as lobbying for ASCAP in Washington, D.C.

Charles Bonan, age 62, is the Company’s President, director and Co-Chair of the board of directors, having been appointed to such positions on October 8, 2013. He is the Co-Founder of and an executive at SSE. He has several decades of experience as an executive and investor in the business and entertainment worlds. Mr. Bonan serves as a producer and executive at SSE. Most recently, Mr. Bonan executive produced the film, “Life of Crime,” adaptation of Elmore Leonard’s novel “THE SWITCH” starring Jennifer Aniston, Tim Robbins, John Hawkes, and Mos Def. He also executive produced the Lee Daniel’s feature film “THE BUTLER,” starring Forest Whitaker and Oprah Winfrey, about the White House butler who served eight U.S. presidents. Prior to that, Mr. Bonan executive produced several feature films in 2011-2012, including the Martin Snyder directed “MISSED CONNECTIONS,” and the Peter Kline directed “HERE COMES THE NIGHT.” In 1983 Ted Turner appointed Mr. Bonan Managing Director and Vice-President at Turner Broadcasting International, based in London. Mr. Bonan and his team launched CNN International throughout the world. After CNN, Mr. Bonan became International President of the largest pan European Satellite Entertainment network. Mr. Bonan and his partner and owner Marialina Marcucci sold the network to NBC. In the mid-1990s Mr. Bonan and his investor group acquired The Grinberg Library, which consists of the entire American Pathe and Paramount newsreel collections. The library has preserved on film some of the 20th Century’s most historic moments from WWII to a young, unknown Frank Sinatra, to over 40 years of commercials chronicling the rapid evolution of technology that epitomized the American spirit. Mr. Bonan was a successful executive in the global marketing industry as well, serving as Director of Cable and Special Projects at Interpublic Group of Companies, Inc. (IPG), where he developed Coca Cola’s sponsorship of Plaza Sesamo (the Spanish language version of Sesame Street) throughout all of South America. During his years at IPG, Mr. Bonan also advised Paul Den Haene, owner of Poland Spring Water, and managed the successful re-launch of its bottled water products. Prior to IPG, Mr. Bonan was the director of marketing for Leber-Krebs, where he managed the launch of the blockbuster Broadway musical, BEATLEMANIA. Mr. Bonan received a Bachelor of Arts degree from the Northeastern University.

Mark Correo, age 56, is the Company’s Chief Financial Officer, having been appointed to such position on March 27, 2014. Mr. Corrao is currently a Managing Director with The CFO Squad, a New York consulting firm specializing in accounting and SEC regulatory compliance services, which firm performs accounting services for the Company.  Prior to joining The CFO Squad, Mr. Corrao was the CFO for Business Efficiency Experts (“BEE”), a long Island consulting firm specializing in outsourced CFO services and SEC regulatory compliance services. Prior to working for BEE, Mr. Corrao served as the CFO and chief accounting officer for StrikeForce Technologies, Inc., a software company specializing in the prevention of identity theft and computer protection, for ten years. Mr. Corrao offers over thirty years of experience in the public accounting arena specializing in certified auditing, SEC accounting, corporate taxation and financial planning. His tenure in accounting included being a partner in a Connecticut CPA firm for several years and includes numerous years on Wall Street with firms such as Merrill Lynch, Spear Leeds & Kellogg and Greenfield Arbitrage Partners.

All of our directors hold their positions on the board until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

None of the following events has occurred during the past ten years with respect to any of our directors or executive officers:

•
A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or was a named subject of a pending criminal proceeding;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities, futures, commodities or banking activities;

•
Such person was found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities law or federal commodities law, and the judgment has not been reversed, suspended or vacated;

•
Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (1) any federal or state securities or commodities law or regulation, (2) any law or regulation respecting financial institutions or insurance companies, or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 401(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. Given the Company’s current stage of development and the assistance we receive from outside consultants, our board of directors believes that the interests of our stockholders can be served by the current board members in the absence of an audit committee financial expert. However, the board of directors intends to add such an expert to the board when a suitable candidate can be identified and recruited.

Code of Ethics

We do not have a code of ethics but intend to adopt one in the near future that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar tasks. We expect the new code to address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code of ethics.

Director Independence

No member of the Company’s board of directors qualifies as an independent director pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 5605(a)(2).

Meetings of the Board of Directors

During its fiscal year ended December 31, 2013, the board of directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the president and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Charles Bonan serves as the President of the Company as well as Co-Chair of our Board, and Ms. Kim Leadford serves as a Co-Chair of our board.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Immediately following the consummation of the Securities Exchange Agreement, the size of our management team will be increased in order to manage our expanded operations, risks and resources.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers for the fiscal year ended December 31, 2013 and for the fiscal year ended December 31, 2012 since inception on April 11, 2012.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Stock Awards	All other Compensation	Total Compensation

Kim Leadford (1)	2013	$59,328	$-	$-	$59,328
Chief Executive Officer, Director, Co-Chair of SSET, Managing Member of SSE, ELP and SSF	2012	$11,000	$-	$-	$11,000

Yulia Marach (2)	2013	$-	$-	$-	$-
Former CEO, CFO and Director	2012	$-	$-	$-	$-

Charles Bonan (3)	2013	$80,208	$-	$-	$80,208
Director, Co-Chair, President of SSET, Managing Member of SSE, ELP and SSF	2012	$-	$-	$-	$-
_________________

(1)	Ms. Leadford was appointed as our Chief Executive Officer, Director and Co-Chairperson on October 8, 2013. Ms. Leadford has been Managing Member of SSE, ELP and SSF since their inception.
(2)	Ms. Marach tendered her resignations as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary on October 8, 2013.
(3)	Mr. Bonan was appointed as our President, Director and Co-Chairperson on October 8, 2013. Mr. Bonan has been Managing Member of SSE, ELP and SSF since their inception.

The Company utilizes a residential property located in Los Angeles, California as an office and for temporary business travel and lodging purposes. The Company pays the lease payment of $11,500 per month. Ms. Leadford uses this location as a part-time residence while performing services in Los Angeles as the Company’s Chief Executive Officer. Some or all of such benefit may be considered compensation to Ms. Leadford depending on the length of her residence at that location.

Director Compensation

For the year ended December 31, 2013, none of the members of our board of directors received compensation for their service as directors. We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 1, 2014, with respect to (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, and (ii) by our named executive officers and directors, individually and as a group. Except as otherwise indicated, we believe that all shares are owned directly and that the shareholders listed possess sole voting and investment power with respect to the shares shown, subject to community property laws, where applicable. The address for each officer and director is 100 Sky Park Drive, Monterey, California 93940.

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Executive Officers and Directors

Kim Leadford(3)	Director and Chief Executive Officer	6,922,594	12.9%

Charles Bonan(4)	Director and President	26,750,568	48.9%

Mark Corrao	Chief Financial Officer	0	--

All executive officers and directors as a group (3 persons named above)		33,673,162	61.8%

5% Securities Holders

Abraxas DiScala(5)(6)(7) 140 Rowayton Avenue, 2nd Floor Rowayton, Connecticut 06853		6,167,554	11.0%

Bridge Venture Investment Club, LLC(5)(6) 140 Rowayton Avenue, 2nd Floor Rowayton, Connecticut 06853		6,167,554	11.1%

Christopher Herghelegiu 2944 Susquehanna Road Roslyn, Pennsylvania 19001		3,011,538	5.6%

Daniel McCarney 100 Sky Park Drive Monterey, California 93940		3,958,671	7.4%
_________________

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 53,712,973 shares of the Company’s Common Stock outstanding as of April 1, 2014.

(3)	Includes one share of Common Stock of the Company issuable upon conversion of one share of Series A Preferred Stock of the Company, par value $.001 per share (“Series A Preferred Stock”).

(4)
Includes 1,029,371 shares of Common Stock of the Company issuable upon conversion of the convertible notes issued by SSE and one share of Common Stock of the Company issuable upon conversion of one share of Series A Preferred Stock.

(5)	Includes 1,715,619 shares of Common Stock of the Company issuable upon conversion of the convertible notes issued by SSE.

(6)	Abraxas DiScala has voting and investment power over the shares held by Bridge Venture Investment Club, LLC.

(7)	Mr. DiScala is a former director of the Company who resigned from the Company’s board of directors effective February 4, 2014.

Changes in Control

Except as described herein, there are currently no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

From June to July of 2013, Bridge Venture Investment Club, LLC purchased from SSE 10% secured convertible promissory notes in the aggregate principal amount of $1,075,000 of which the notes in the aggregate principal amount of $250,000 are outstanding as of the date of this report. Abraxas DiScala, a former director of the Company who resigned from our board of directors effective February 4, 2014, is one of the principals of Bridge Venture Investment Club, LLC.

On July 24, 2013, Charles Bonan, our President and Chairman of the Board and the Company entered into a securities purchase agreement, pursuant to which the Company issued a 10% secured convertible promissory note to Mr. Bonan in the principal amount of $150,000 with a maturity date of July 24, 2014.

On October 8, 2013, Ms. Marach, shareholder, director and chief executive officer of the Company, and SSE entered into a Stock Purchase Agreement, pursuant to which Ms. Marach sold to SSE an aggregate of 17,088,000 shares of the Company’s Common Stock representing approximately 77.4% of the then issued and outstanding shares of Common Stock. SSE agreed to cancel the shares purchased from Ms. Marach following the issuance of Common Stock in accordance with the Securities Exchange Agreement.

The Company utilizes a residential property located in Los Angeles, California as an office and for temporary business travel and lodging purposes. The Company pays the lease payment of $11,500 per month. Ms. Leadford uses this location as a part-time residence while performing services in Los Angeles as the Company’s Chief Executive Officer. Some or all of such benefit may be considered compensation to Ms. Leadford depending on the length of her residence at that location.

Daniel McCarney, our Chief Content Officer and a shareholder of the Company, is the brother of Ms. Leadford, our Chief Executive Officer. In November 2013, the Company began paying Mr. McCarney a salary of $125,000 per year for his service as Chief Content Officer.

Mark Corrao, our Chief Financial Officer, is a Managing Director with The CFO Squad, a consulting firm that performs accounting services for the Company. The Company has paid The CFO Squad an aggregate of $29,788 since November 2013 for accounting services.

Except the above transactions, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which an director, executive officer, holder of more than five percent of our Common Stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services billed by Friedman LLP and Seale and Beers, CPAs for the fiscal years ended December 31, 2013 and 2012, respectively:

	Fiscal Year	Fiscal Year
	2013	2012

Audit Fees (1)	$40,000	$7,985
Audit Related Fees (2)	80,500	0
Tax Fees (3)	0	450
All Other Fees (4)	0	0
	$120,500	$8,435
_________________

(1)
Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for fiscal 2013 and 2012 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during fiscal 2013.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for fiscal 2013 and 2012 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)	Tax fees include the aggregate fees billed during fiscal year 2013 and 2012 for professional services for preparation of income tax returns.
(4)	All Other Fees consist of fees paid for products and services other than the services reported above.

We do not have an audit committee on our board of directors. Accordingly, the full board of directors approved the engagement of Friedman LLP as our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Exhibits

Exhibit No.	Description

2.1	Form of Securities Exchange Agreement by and among the Company, SSE and members of SSE dated October 8, 2013(1)

3.1	Articles of Incorporation, as amended*

3.2	Certificate of Formation of SSE(1)

3.3	Certificate of Formation of Starstream Films, LLC(1)

3.4	Certificate of Formation of Starstream ELP, LLC(1)

3.5	Certificate of Formation of SUAD Film, LLC(1)

3.6	Bylaws(2)

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock(1)

4.2	Form of Bridge Notes issued pursuant to an Amended and Restated Securities Purchase Agreement dated August 6, 2013(1)

10.1	Form of Amended and Restated Securities Purchase Agreement dated August 6, 2013(1)

10.2	Form of Subscription Agreement by and between the Company and certain accredited investors dated October 8, 2013(1)

10.3	Form of Stock Purchase Agreement dated October 8, 2013 by and between Yulia Marach and SSE(1)

10.4	Form of Security Agreement dated June 4, 2013 by and between SSE and the collateral agent(1)

10.5	Operating Agreement of SSE(1)

10.6	Operating Agreement of Starstream Films, LLC(1)

10.7	Operating Agreement of Starstream ELP, LLC(1)

10.8	Operating Agreement of SUAD Film, LLC(1)

10.9	Loan Agreement dated February 10, 2014(3)

10.10	Promissory Note dated February 10, 2014(3)

10.11	Security Agreement dated February 10, 2014(3)

21.1	List of Subsidiaries(1)

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
______________
*   Filed herewith
** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)           Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 15, 2013.
(2)           Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-186079) filed with the SEC on January 17, 2013.
(3)           Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2014.

By:	/s/ Kim Leadford
Kim Leadford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim Leadford	Chief Executive Officer and	April 11, 2014
Kim Leadford	Co-Chair of the Board

/s/ Charles S. Bonan	President and	April 11, 2014
Charles S. Bonan	Co-Chair of the Board

/s/ Mark Corrao	Chief Financial Officer	April 11, 2014
Mark Corrao

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Starstream Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Starstream Entertainment, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and the period from April 11, 2012 (inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starstream Entertainment, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations, stockholders’ equity and cash flows for the year ended December 31, 2013 and from April 11, 2012 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated losses and insufficient funding to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Friedman LLP
East Hanover, NJ
April 11, 2014

Starstream Entertainment, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$100,012	$-
Employee advances	25,685	-
Investments in film productions, at cost	3,046,413	500,000
Escrow	-	75,000
Film production costs	98,732	-
Prepaid expenses and other current assets	46,557	-
Total Current Assets	3,317,399	575,000

Property and equipment, net	77,553	-
Security deposits	17,417	-

TOTAL ASSETS	$3,412,369	$575,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable	$350,000	$-
Convertible notes payable, related party	150,000	-
Note payable	60,000	-
Current portion of loans payable	11,681	-
Accounts payable and accrued expenses	371,591	-
Accrued interest	21,614	-
Due to related parties	112,600	-
Payroll and related liabilities	69,157
Total Current Liabilities	1,146,643	-

Long term portion of loans payable	61,361	-
TOTAL LIABILITIES	1,208,004	-

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
Series A; 2 shares authorized, issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
53,622,973 and 17,796,944 shares issued and outstanding, respectively	53,623	17,797
Additional paid-in capital	4,067,931	410,203
Accumulated deficit	(2,141,148)	(2,371)
TOTAL STARSTREAM ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	1,980,406	425,629

Non-controlling interest	223,959	149,371
TOTAL STOCKHOLDERS' EQUITY	2,204,365	575,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,412,369	$575,000

The accompanying notes are an integral part of these consolidated financial statements

Starstream Entertainment, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE PERIOD FROM
APRIL 11, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

	2013	2012

NET REVENUES:
Film production income	$-	$-
TOTAL NET REVENUES	-	-

GENERAL AND ADMINISTRATIVE:
General and administrative expenses	$59,571	$3,000
Professional fees	1,330,548	-
Payroll and related expenses	321,838	-
Depreciation and amortization expenses	5,072	-
Travel expenses	172,173	-
Meals and entertainment expenses	27,232	-
Insurance expenses	23,701	-
Outside services	100,980	-
Filing fees	13,780	-
Rent and related expenses	37,604	-
TOTAL GENERAL AND ADMINISTRATIVE	2,092,499	3,000

INCOME (LOSS) FROM OPERATIONS	(2,092,499)	(3,000)

OTHER (EXPENSE) INCOME:
Interest expense, net	(46,690)	-
TOTAL OTHER (EXPENSE) INCOME	(46,690)	-

NET LOSS	(2,139,189)	(3,000)

Net loss attributable to the non-controlling interest	412	629

NET LOSS ATTRIBUTABLE TO STARSTREAM ENTERTAINMENT, INC.	$(2,138,777)	$(2,371)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	25,402,546	17,796,944

The accompanying notes are an integral part of these consolidated financial statements

Starstream Entertainment, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE PERIOD FROM
APRIL 11, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances, April 11, 2012 (inception)	-	$-	-	$-	$-	$-	$-	$-

Starstream initial capitalization	2	-	17,796,944	17,797	410,203	-	150,000	578,000

Net loss	-	-	-	-	-	(2,371)	(629)	(3,000)

Balances, December 31, 2012	2	-	17,796,944	17,797	410,203	(2,371)	149,371	575,000

Capital contributions	-	-	23,803,776	23,804	1,201,196	-	325,000	1,550,000

Proceeds from sales of common stock at $0.1943 per share	-	-	2,573,499	2,573	497,427	-	-	500,000

Conversion of debt and accrued interest into shares of common stock	-	-	5,761,459	5,761	843,892	-	-	849,653

Common stock issued for consulting services at $0.1943 per share	-	-	2,984,227	2,985	576,816	-	-	579,801

Proceeds from sales of common stock at $0.83 per share	-	-	480,844	481	398,619	-	-	399,100

Proceeds from sales of common stock at $0.63 per share	-	-	63,493	63	39,937	-	-	40,000

Assignment of film rights for 30% interest in SSF	-	-	-	-	-	-	(150,000)	(150,000)

Common stock issued for 6.452% interest in ELP	-	-	158,731	159	99,841	-	(100,000)	-

Net loss	-	-	-	-	-	(2,138,777)	(412)	(2,139,189)

Balances, December 31, 2013	2	$-	53,622,973	$53,623	$4,067,931	$(2,141,148)	$223,959	$2,204,365

The accompanying notes are an integral part of these consolidated financial statements

Starstream Entertainment, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD FROM
APRIL 11, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,139,189)	$(3,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,072	-
Common stock issued for consulting services	579,801	-
Changes in operating assets and liabilities:
Related parties receivable	(25,685)	-
Production costs	(98,732)	-
Prepaid expenses and other current assets	(46,557)	-
Accounts payable and accrued expenses	396,244	-
Accrued interest	21,614	-
Payroll and related liabilities	69,157

NET CASH USED IN OPERATING ACTIVITIES	(1,238,275)	(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in film productions	(2,897,826)	(500,000)
Proceeds from film productions	201,413	-
Net change in escrow	75,000	(75,000)
Purchase of property and equipment	(7,675)	-
Payments towards security deposits	(17,417)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,646,505)	(575,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,175,000	-
Proceeds from related party convertible notes payable	150,000	-
Proceeds from notes payable	60,000	-
Principal payments towards loan payable	(1,908)	-
Advances from related parties	112,600	-
Issuance of common stock for cash	939,100	-
Capital contributions from non-controlling interest owners	325,000	150,000
Capital contributions	1,225,000	428,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,984,792	578,000

Net increase in cash and cash equivalents	100,012	-

Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$100,012	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$480	$-
Cash paid for taxes	$-	$-

NON-CASH ACTIVITIES:
Automobile financing	$74,950	$-
Conversion of debt and accrued interest into shares of common stock	$849,653	$-
Common stock issued for 6.452% interest in ELP	$100,000	$-
Assignment of film rights for 30% interest in SSF	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Starstream Entertainment, LLC (“SSE”) was formed on January 10, 2013, in the State of Delaware.  SSE was formed to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing.

SSE originally had three members: Charles Bonan (“Bonan”), Kim Leadford, (“Leadford”) and Daniel McCarney.

Starstream Films, LLC (“SSF”) was formed on April 11, 2012, in the State of Delaware.  SSF’s purpose is to have an ownership interest in Butler Films, LLC (“Butler”), a Delaware limited liability company.  Butler was formed for the purpose of financing, developing, producing, distributing and exploiting of the motion picture currently entitled “The Butler.”

SSF originally had two members: Bonan and Lawrence Ladove (“Ladove”).   Bonan originally had a 70% ownership interest in SSF and Ladove originally had a 30% ownership interest in SSF.

In August 2013, Bonan and Ladove assigned their respective membership interests in SSF to SSE.  In connection with and in consideration of the assignment by Ladove, SSF initiated a payment direction order for 30% of its film rights with respect to “The Butler” to the Ladove Family Trust.  As a result, SSF became a wholly-owned subsidiary of SSE entitled to 70% of such rights.

Starstream ELP, LLC (“ELP”) was formed on December 7, 2012, in the State of Delaware.  ELP was formed to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing.

ELP originally had three members: Bonan, NV Productions LLC (“NV”) and Bryan Mansour (“Mansour”).  Bonan had a 79.032% ownership interest in ELP, NV had a 14.516% ownership interest in ELP and Mansour had a 6.452% ownership interest in ELP.

In August 2013, Bonan assigned his member interest in ELP to SSE.  In December 2013, Mansour assigned his membership interest in ELP to SSE.  As a result, SSE became entitled to 85.484% ownership interest in ELP and NV had a 14.516% ownership interest in ELP.

Since the assignment of the membership interests are between entities under common control, the transfers have been accounted for in a manner similar to a pooling of interests.  As a result, the assets and liabilities are recorded at their historical carrying values and the combination has been given retroactive effect in these consolidated financial statements.  Non-controlling interest represents the ownership interests in ELP that have not been assigned to SSE.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

SSE owns 100% of SUAD Film, LLC (“SUAD”), a Delaware limited liability company formed on August 27, 2013.  SUAD was formed to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing.  Under the terms of the SUAD limited liability company agreement, SSE is committed to funding SUAD with $100,000.  As of December 31, 2013, SSE has funded $101,604 to SUAD, of which $11,604 were direct expenses paid by SSE on behalf of SUAD.  In January 2014 and February 2014, SSE funded an additional $5,000 and $6,000, respectively.

The Company is committed to funding various entities that are producing certain motion pictures.  As such, the Company may need to raise additional funds to meet those funding commitments.

On October 8, 2013, SSE and members of SSE (the “Starstream Members”) entered into a Securities and Exchange Agreement (the “Securities and Exchange Agreement”) with Starstream Entertainment, Inc. (“SSET”).  Pursuant to the Securities Exchange Agreement, on October 8, 2013, the Starstream Members assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 36,602,460 newly issued shares of SSET’s Common Stock.  The shares of SSET’s Common Stock received by the Starstream Members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding Common Stock, giving effect to the issuance of share pursuant to the Securities and Exchange Agreement.  As a result, SSE became SSET’s wholly-owned subsidiary.  This transaction is being accounted for as a reverse merger (“Reverse Merger”) and SSE is deemed to be the acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements prior to the Reverse Merger will be those of SSE.

Effective November 4, 2013, the Company effected a stock dividend of 3.272 shares of common stock for each share of common stock issued and outstanding on that date.  On November 4, 2013, the Company initially issued 3,828,260 shares of common stock to its shareholders. The effect has been given retroactive treatment in these financial statements. The remaining 36,704,033 shares of common stock related to the stock dividend were issued in February 2014.

SSET, its subsidiary SSE, and SSE’s subsidiaries SUAD, SSF, and ELP are collectively referred to as the “Company”.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The Company’s policy is to maintain its books and prepare its consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Principles of consolidation

The accompanying consolidated financial statements include the activities of SSET, SSE, SSF, ELP, and SUAD.  All intercompany transactions have been eliminated in these consolidated financial statements.

In accordance with Accounting Standards Codification (“ASC”) 810 “Consolidations”, the Company has reported non-controlling interest as a separate component of stockholders’ equity and presents the net loss allocable to non-controlling interest and the net loss attributable to the stockholders of the Company separately in the consolidated statements of operations.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents.  At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

The costs of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the results from operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Automobiles	3 and 5 years

Investments in film productions

The Company accounts for its investments in film productions under the cost method, as the Company does not exercise significant control over such investments.  The Company’s investments in film productions are increased by additional capital contributions to such investments and are reduced by distributions received from the investments.  Once the Company has recouped its investment, any additional distributions received from the investments will be reflected as income.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Investments in film productions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may no longer be appropriate.  When warranted, the Company assesses recoverability of the investments in film productions by estimating the future net cash flows expected to result from the investments.  If the future net cash flows are less than the carrying value of the investments, an impairment loss is recorded equal to the difference between the carrying value and fair value.

As of December 31, 2013 and December 31, 2012, the Company has determined that its investments in film productions were not impaired and, therefore, has not recorded an impairment loss.

Income taxes

For the period prior to October 8, 2013, SSE, and its subsidiaries, are not subject to Federal and State income taxes, as they are all limited liability companies.  Each member was responsible for the tax liability, if any, related to its proportionate share of their taxable income.  SSE and its subsidiaries are pass-through entities.  SSET, along with its consolidated subsidiaries, is deemed a corporation and thus is a taxable entity.  No provision for income taxes was reflected in the accompanying consolidated financial statements as the Company did not have income through December 31, 2013.  There were no uncertain tax positions that would require recognition in the consolidated financial statements through December 31, 2013.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2013.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

The Company accounts for income taxes under ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Long-lived assets

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s long-lived assets may be impaired.  An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value.  The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.  No impairment was identified during the year ended December 31, 2013 and the period from April 11, 2012 (inception) through December 31, 2012.

Fair value measurement

The carrying amounts reported in the Company’s consolidated financial statements for employee advances, prepaid expenses, accounts payable, and accrued expenses approximate their fair value because of the immediate or short-term nature of these financial instruments.  The carrying amounts reported in the balance sheet for its notes payable and convertible notes payable approximates fair value as the contractual interest rate and features are consistent with similar instruments of similar risk in the market place.

Film production costs

For films produced by the Company, capitalized costs include all direct production costs and production overhead.  As of December 31, 2013, the Company had $98,732 in film production costs.

NOTE 3.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $2,139,189 and $3,000 in the year ending December 31, 2013 and the period from April 11, 2012 (inception) through December 31, 2012, respectively. These matters raise reasonable doubt about the ability of the Company to continue as a going concern.

On February 10, 2014, SSET entered into a one year loan agreement to borrow funds for exclusive use as working capital and to pay the associated loan fees, lender legal fee, accrued interest and expenses of the lender.  These funds or advances are not to exceed $600,000.  The loan was given to SSET in the full amount of $600,000 on February 14, 2014.  From this initial amount, the lender paid the $25,000 lender loan fee and the $15,000 lender legal fee, with the remaining $560,000 balance delivered to SSET.  Interest is to accrue at a rate of 1% per month, compounded monthly, beginning on the date of the initial advance until the loan is paid in full.  The borrowers also entered into a Security Agreement dated February 10, 2014 with the lender, pursuant to which, as security for the full payment and performance of their obligations under the loan agreement and related documents, the borrowers granted the lender a first priority security interest in their membership interest in Life After Beth, LLC (a limited liability company of which a 42% interest is held directly by SSE and, therefore, indirectly by SSET) and in their right, title and interest in and to the motion picture “Life After Beth” and any and all payments, proceeds or other consideration received by the borrowers arising from such membership interest or motion picture. The Company also expects to see additional cash proceeds from their current investments in film productions in 2014.

Management believes that it will be successful in obtaining sufficient financing to execute its operating plan. However, no assurances can be provided that the Company will secure additional financing, or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, the Company may find it necessary to contemplate the sale of its assets and curtail operations.

NOTE 4.	INVESTMENTS IN FILM PRODUCTIONS

Investments in film productions represent the following as of December 31, 2013 and 2012:

	2013	2012
Film Production	Investment Balance	Investment Balance

TUELP Investments, LLC	$1,614,592	$-
Butler Films, LLC	148,586	500,000
Life After Beth LLC	1,012,500	-
Pigeon The Cat Films, Inc.	270,735	-
	$3,046,413	$500,000

TUELP Investments, LLC

In January 2013, ELP entered into an agreement with Abbolita Productions, Inc. and Ladove Family Trust, whereby ELP agreed to obtain 47% equity ownership in TUELP Investments, LLC (“TUELP”) for $1,525,000.  TUELP is an entity formed for the sole purpose of financing Switch Productions LLC (“Switch”), an entity formed to develop, produce, promote and sell the motion picture currently entitled “Life of Crime”.  In January 2013, TUELP obtained 100% equity ownership in Switch for a commitment amount of $3,250,000, subject to change in accordance with financing requirements for the production of “Life of Crime”, and as approved by TUELP.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

As of December 31, 2013, ELP has contributed $1,614,592 to the production of “Life of Crime”, of which $26,992 were expenses paid directly by SSE on behalf of Switch Productions.  For its part, ELP has maintained a 47% equity ownership of TUELP, and in turn, Switch.

As of December 31, 2013, SSE has an 85.484% equity ownership in ELP.

Butler Films, LLC

In August 2012, SSF entered into agreement with Butler Films, LLC, an entity formed to develop, produce, promote and sell the motion picture currently titled “Lee Daniels’ The Butler.  SSF agreed to co-finance the production costs of the motion picture.  As of December 31, 2012, SSF had contributed $500,000 in return for 3.57% equity ownership in Butler Films, LLC.  SSF did not make any further contributions through December 31, 2013.  The film is complete and no further contributions by the Company are anticipated.

On August 2, 2013, Ladove assigned his 30% equity interest in SSF to SSE, making SSF a wholly owned subsidiary of SSE.  In exchange for his assignment, SSF assigned 30% of its equity ownership to the Ladove Family Trust, entitling SSE to 70% of monies received by SSF from Butler Films, LLC.

For the year ended December 31, 2013, and in accordance with its 70% entitlement to monies received by Butler Films, LLC, the Company has received $201,413 in cash proceeds from Butler Films, LLC.

Life After Beth LLC

In May 2013 SSE entered into an agreement with Life After Beth LLC, an entity formed to develop, produce, promote and sell the motion picture currently titled “Life After Beth”, to co-finance the production costs for the motion picture.  As of December 31, 2013 the Company has funded $1,012,500 in return for 42% equity ownership in Life After Beth LLC.

As of December 31, 2013, the film is complete and no additional contributions by SSE or the Company are anticipated.

Pigeon The Cat Films, Inc.

In June 2013, SSE entered into an agreement with Pigeon the Cat Films, Inc., (“PTCF”), a New York corporation incorporated to develop, produce, promote and sell the motion picture currently titled “Trouble Dolls.”  As of December 31, SSE has committed $270,735 to the production costs associated with the motion picture.  The commitment amount is subject to change as financing needs for the film are adjusted, and as approved by SSE.  For its part, SSE is a 50% shareholder in PTCF.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

As of December 31, 2013, SSE has contributed $270,735, of which $66,735 were expenses paid directly by SSE on behalf of PTCF. “Trouble Dolls” is in post-production stage, and further contributions associated with post-production and promotion are anticipated by Company.

NOTE 5.	ESCROW

Escrow represents funds provided by ELP to TUELP that have been deposited in an escrow account to secure a bond related to the tax credits to be received by TUELP.  Once the tax credits are received by TUELP, the funds will be released out of escrow and returned to ELP.

As of December 31, 2013, all funds in escrow were returned to the Company.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Vehicles	$82,625	$-
Less: accumulated depreciation	(5,072)	(-)

Property and Equipment, Net	$77,553	$-

Depreciation expense for the year ended December 31, 2013 and the period from April 11, 2012 (inception) through December 31, 2012, was $5,072 and $0, respectively.

NOTE 7.	CONVERTIBLE NOTES PAYABLE

On June 4, 2013, SSE entered into a Security Purchase Agreement (the “June  2013 Agreement”) with certain accredited investors for a total financing of up to $500,000, whereby SSE issued to the investors 10% senior secured convertible promissory notes in the aggregate principal amount of $425,000 (the “June Notes”).  The June Notes bore interest at a rate of 10% per annum and had a maturity date of one year from the issuance date (the “Maturity Date”).  Interest was computed on the basis of a 360-day year of twelve 30-day months for the actual number of days elapsed.  SSE was not permitted to prepay all or any portion of the June Notes without prior written consent of the note holders.  The June Notes were secured by all of the assets of the SSE pursuant to a Security Agreement dated June 4, 2013, by and between SSE and the collateral agent (the “June 2013 Security Agreement”), and ranked senior to any other indebtedness of SSE, except for a credit facility then contemplated by the parties (the “Credit Facility”).  The June Notes were convertible, automatically upon completion of the Reverse Merger and closing of a related financing by SSET in the amount of at least $500,000 (the “Private Placement”) into shares of the common stock of SSET at a conversion price equal to 75% of the per share price in the financing.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

On July 1, 2013, SSE and the investors amended and restated the June 2013 Agreement by entering into an Amended and Restated Securities Purchase Agreement, which increased the maximum amount of the financing from $500,000 to $900,000.  In connection with the amendment and restatement of the June 2013 Agreement, SSE completed a second closing under the agreement, whereby it issued to an accredited investor a 10% senior secured convertible note in the principal amount of $400,000, on the same terms as the June Notes.

On July 19, 2013, SSE entered into a Securities Purchase Agreement with an accredited investor for a financing of up to $200,000 (the “July 2013 Agreement”), whereby it issued to the investor a 10% senior secured convertible note in the principal amount of $100,000 (the “Note”).  The Note is secured by all the assets of SSE pursuant to the June 2013 Security Agreement and ranks senior to any other indebtedness of SSE, except for the credit facility, which would rank senior to the Note and the July Notes issued under the June 2013 Agreement, which rank pari passu with the Note.  The Note is convertible at the option of the note holder, contingent on the completion of the Reverse Merger and closing of the Private Placement, into shares of the common stock of SSET at a conversion price equal to 75% of the per share price of the Private Placement.

On July 24, 2013, SSE and the investors amended and restated the July 2013 Agreement by entering into an Amended and Restated Securities Purchase Agreement, which increased the maximum amount of the financing from $200,000 to $400,000.  In connection with the amendment and restatement of the July 2013 Agreement, SSE completed a second closing under the agreement, whereby it issued to certain accredited investors 10% senior secured convertible notes in the aggregate principal amount of $300,000 (the “July Notes”) on the same terms as the Note.  Of the total principal issued, $150,000 was issued to Bonan.

On August 6, 2013, SSE and the investors amended and restated the July 2013 Agreement by entering into an Amended and Restated Securities Purchase Agreement, which increased the amount of the financing from $400,000 to $1,000,000.  In connection with the amendment and restatement of the July 2013 Agreement, SSE completed a third closing under the July 2013 Agreement, whereby it issued to an accredited investor a 10% senior secured convertible note in the principal amount of $100,000, on the same terms as the Note.

Upon closing of the Reverse Merger and the Private Placement, the 10% convertible promissory notes issued in connection with the June 2013 Agreement in the aggregate principal amount of $825,000, together with interest accrued thereon in the aggregate amount of $24,653, automatically converted into an aggregate of 5,761,459 shares of SSET’s common stock at a conversion price of $0.14572 per share with the shares underlying the principal issued at such closing and the interest shares issued on November 26, 2013.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8.	NOTE PAYABLE

On November 1, 2013, SSET entered into a promissory note for the principal sum of $60,000 to be paid on or before November 15, 2013.  Interest accrues daily at a rate of 8% beginning on the date of the note until, and excluding, the date the note is paid in full.  In November, 2013, the maturity date of this note was extended to January 31, 2014.  On January 31, 2014, the maturity date of this note was extended until February 15, 2014.  The note, and all accrued interest, was paid in full on February 14, 2014.

For the year ended December 31, 2013, the Company accrued interest totaling $807 relating to this promissory note.

NOTE 9.	RELATED PARTY TRANSACTIONS

Employee advances

Employee advances include funds advanced on behalf of an employee of the Company, totaling $25,685.  Such advances are short-term advances that are non-interest bearing and that are due on demand.  The total balance owed is expected to be paid in full in 2014.

Due to related parties

Due to related parties represents funds advanced by Bonan to the Company to fund working capital needs of the Company.  Such advances are short-term advances that are non-interest bearing and that are due on demand.

NOTE 10.	EQUITY

On October 8, 2013, the Company amended its Articles of Incorporation to increase its authorized stock to 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. Our Board of Directors has the authority, without further action by the stockholders, to issue from time to time the blank check preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Preferred Stock

After the Reverse Merger, on October 9, 2013, the Company filed with the Secretary of the State of Nevada a Certificate of Designation of Preferences and Rights of Series A Preferred Stock (the “Series A Certificate”).  Pursuant to the Series A Certificate, there are two shares of Series A Preferred Stock authorized.  Shares of Series A Preferred Stock have no dividend rights.  On October 9, 2013, the Company issued two shares of Series A Preferred Stock, one each to Bonan and Leadford.

The holders of the Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock, with such holders entitled together to 66.7% of the total votes on all such matters, and the holders of common stock and any other shares entitled to vote are entitled to their proportional share of the remaining 33.3% of the total votes based on their respective voting power. The holders of Series A may only vote unanimously. Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock at the option of the holder. Shares of Series A Preferred Stock are not redeemable and have no liquidation preference.

Common stock

On October 8, 2013, Ms. Marach, shareholder, director and chief executive officer of the Company, and SSE entered into a Stock Purchase Agreement, pursuant to which Ms. Marach sold to SSE an aggregate of 4,000,000 shares of the Company’s common stock representing approximately 77.4% of the then issued and outstanding shares of common stock.  SSE agreed to cancel the shares purchased from Ms. Marach following the issuance of common stock in accordance with the Securities Exchange Agreement.

Pursuant to the Securities Exchange Agreement, on October 8, 2013, the Starstream Members assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 36,602,460 newly issued shares of SSET’s common stock.  The shares of SSET’s common stock received by the SSE Members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding common stock after giving effect to the issuance of shares pursuant to the Securities Exchange Agreement.  As a result, SSE became SSET’s wholly-owned subsidiary.  This transaction is being accounted for as a reverse acquisition and SSE is deemed to be the acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements prior to the Reverse Merger will be those of SSE.

On October 8, 2013, SSET issued 2,984,227 shares of common stock to a consultant for consulting services rendered valued at $0.1943 per share, or $579,801.

Upon closing of the Reverse Merger, certain 10% convertible promissory notes in the aggregate principal amount of $825,000 previously issued by SSE were automatically converted into 5,594,287 shares of common stock of SSET together with the interest accrued on such notes from the date of issuance to the closing date of the Reverse Merger, October 8, 2013, in the amount of $24,653, which converted into 167,172 shares of common stock of SSET.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

On October 8, 2013, SSET entered into and consummated transactions pursuant to the Subscription Agreement with certain accredited investors whereby SSET issued and sold to the investors for $0.1943 per share an aggregate of 2,573,499 shares of Common Stock for an aggregate purchase price of $500,000.

On November 15, 2013, SSET entered into and consummated transactions pursuant to the Subscription Agreement with certain accredited investors whereby SSET issued and sold to the investors for $0.83 per share an aggregate of 480,844 shares of common stock for an aggregate purchase price of $399,100.

On December 26, 2013, SSET issued 158,731 shares of common stock to Mansour for his 6.452% interest in ELP valued at $0.63 per share, or $100,000.

On December 26, 2013, SSET issued 63,493 shares of common stock at a share price of $0.63 per share for $40,000.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents in financial institutions.  At times, such deposits and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation.  The Company’s management does not believe the Companies are exposed to any significant credit risk on its cash and cash equivalents.

Professional service agreement

In July 2013, the Company entered into a professional service agreement with a consultant, whereby it agreed to pay the consultant a guaranteed fee of $150,000, payable in equal quarterly amounts over a 12-month period.  As of December 31, 2013, the Company paid the consultant $75,000.  As of December 31, 2013, the remaining balance, totaling $75,000, has been accrued for in accounts payable and accrued expenses in the accompanying December 31, 2013 consolidated balance sheet.

Lease agreements

On September 23, 2013, the Company entered into a lease agreement to rent office space in Los Angeles, California.  The lease is for one year and commenced on October 1, 2013.  Monthly payments are for $11,500, and a security deposit of $15,000 was paid in September 2013, along with the first month’s rent.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying values of the Company’s financial instruments approximate their respective fair values as of December 31, 2013 and 2012.

NOTE 13.	SUBSEQUENT EVENTS

On February 10, 2014, SSET entered into a one year loan agreement to borrow funds for exclusive use as working capital and to pay the associated loan fees, lender legal fee, accrued interest and expenses of the lender.  These funds or advances are not to exceed $600,000.  The loan was given to SSET in the full amount of $600,000 on February 14, 2014.  From this initial amount, the lender paid the $25,000 lender loan fee and the $15,000 lender legal fee, with the remaining $560,000 balance delivered to SSET.  Interest is to accrue at a rate of 1% per month, compounded monthly, beginning on the date of the initial advance until the loan is paid in full.  The borrowers also entered into a Security Agreement dated February 10, 2014 with the lender, pursuant to which, as security for the full payment and performance of their obligations under the loan agreement and related documents, the borrowers granted the lender a first priority security interest in their membership interest in Life After Beth, LLC (a limited liability company of which a 42% interest is held directly by SSE and, therefore, indirectly by SSET) and in their right, title and interest in and to the motion picture “Life After Beth” and any and all payments, proceeds or other consideration received by the borrowers arising from such membership interest or motion picture.

On January 6, 2014, the Company issued 60,000 shares of common stock for consulting services, valued at $1.20 per share, or $72,000.

On March 11, 2014, the Company issued 30,000 shares of common stock for consulting services, valued at $0.67 per share, or $20,100.