Form 10-Q
period 2014-03-31
STARSTREAM ENTERTAINMENT, INC.
filed 2014-05-19
CIK 1561686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

The number of shares of the Common Stock of the registrant outstanding as of May 14, 2014 was 17,904,357.

\
EXPLANATORY NOTE

As previously reported in a Current Report on Form 8-K filed by Starstream Entertainment, Inc. (the “Company”) on May 9, 2014, the Company effected a reverse split of its issued and outstanding common stock at a ratio of one-for-three (the “Reverse Stock Split”) effective May 8, 2014 (the “Effective Date”). As a result, every three shares of the Company’s common stock that were issued and outstanding as of the Effective Date were automatically combined into one issued and outstanding share of common stock. Immediately prior to the effectiveness of the Reverse Stock Split, there were 53,712,973 shares of the Company’s common stock issued and outstanding, and immediately after the effectiveness of the Reverse Stock Split, there were 17,904,357 shares of common stock issued and outstanding. Throughout this Quarterly Report on Form 10-Q, share amounts, share prices and other share-related numbers have been adjusted to retroactively give effect to the Reverse Stock Split.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,012	$100,012
Employee advances	30,173	25,685
Deferred financing costs	35,068	-
Investments in film productions, at cost	3,036,559	3,046,413
Film production costs	106,223	98,732
Prepaid expenses and other current assets	36,130	46,557
Total Current Assets	3,320,165	3,317,399

Property and equipment, net	73,226	77,553
Security deposits	17,717	17,417

TOTAL ASSETS	$3,411,108	$3,412,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable	$350,001	$350,000
Convertible notes payable, related party	150,000	150,000
Note payable	-	60,000
Current portion of loans payable	611,783	11,681
Accounts payable and accrued expenses	603,730	371,591
Accrued interest	34,879	21,614
Due to related parties	149,030	112,600
Payroll and related liabilities	78,430	69,157
Total Current Liabilities	1,977,853	1,146,643

Long term portion of loans payable	57,290	61,361
TOTAL LIABILITIES	2,035,143	1,208,004

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series A; 2 shares authorized, issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,904,357 and 17,874,322 shares issued and outstanding, respectively	17,904	17,874
Additional paid-in capital	4,196,349	4,103,680
Accumulated deficit	(3,062,247)	(2,141,148)
TOTAL STARSTREAM ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	1,152,006	1,980,406

Non-controlling interest	223,959	223,959
TOTAL STOCKHOLDERS' EQUITY	1,375,965	2,204,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,411,108	$3,412,369

The accompanying notes are an integral part of these condensed consolidated financial statements

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013

NET REVENUES:
Film production income	$-	$-
TOTAL NET REVENUES	-	-

GENERAL AND ADMINISTRATIVE:
General and administrative expenses	$64,991	$-
Professional fees	499,502	-
Payroll and related expenses	192,049	-
Depreciation and amortization expenses	4,327	-
Travel expenses	51,129	-
Meals and entertainment expenses	17,496	-
Insurance expenses	27,161	-
Outside services	(3,980)	-
Filing fees	13,793	-
Rent and related expenses	38,789	-
TOTAL GENERAL AND ADMINISTRATIVE	905,257	-

INCOME (LOSS) FROM OPERATIONS	(905,257)	-

OTHER (EXPENSE) INCOME:
Interest expense, net	(15,842)	-
TOTAL OTHER (EXPENSE) INCOME	(15,842)	-

NET LOSS	(921,099)	-

Net loss attributable to the non-controlling interest	-	-

NET LOSS ATTRIBUTABLE TO STARSTREAM ENTERTAINMENT, INC.	$(921,099)	$-

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	17,891,766	8,743,501

The accompanying notes are an integral part of these condensed consolidated financial statements

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(921,099)	$-
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,327	-
Common stock issued for consulting services	92,700	-
Changes in operating assets and liabilities:
Related parties receivable	(4,488)	-
Amortization of deferred financing costs	4,932
Production costs	(7,491)	-
Prepaid expenses and other current assets	10,427	-
Accounts payable and accrued expenses	232,139	-
Accrued interest	13,265	-
Payroll and related liabilities	9,273

NET CASH USED IN OPERATING ACTIVITIES	(566,015)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in film productions	(52,500)	(1,050,000)
Proceeds from film productions	62,354	-
Payments towards security deposits	(300)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,554	(1,050,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	560,000	-
Principal payment of note payable	(60,000)	-
Principal payments towards loan payable	(3,969)	-
Advances from related parties	36,430	-
Capital contributions from non-controlling interest owners	-	175,000
Capital contributions	-	900,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	532,461	1,075,000

Net (decrease) increase in cash and cash equivalents	(24,000)	25,000

Cash and cash equivalents, beginning of period	100,012	-

Cash and cash equivalents, end of period	$76,012	$25,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$480	$-

NON-CASH ACTIVITIES:
Deferred financing costs associated with loan	$40,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

SSE owns 100% of SUAD Film, LLC (“SUAD”), a Delaware limited liability company formed on August 27, 2013.  SUAD was formed to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing.  Under the terms of the SUAD limited liability company agreement, SSE is committed to funding SUAD with $100,000.  As of December 31, 2013 and March 31, 2014, SSE has funded $101,604 and 112,604, respectively to SUAD, of which $11,604 were direct expenses paid by SSE on behalf of SUAD.

The Company is committed to funding various entities that are producing certain motion pictures.  As such, the Company may need to raise additional funds to meet those funding commitments.

On October 8, 2013, SSE and members of SSE (the “Starstream Members”) entered into a Securities and Exchange Agreement (the “Securities and Exchange Agreement”) with Starstream Entertainment, Inc. (“SSET”).  Pursuant to the Securities Exchange Agreement, on October 8, 2013, the Starstream Members assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 12,200,822 newly issued shares of SSET’s Common Stock.  The shares of SSET’s Common Stock received by the Starstream Members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding Common Stock, giving effect to the issuance of share pursuant to the Securities and Exchange Agreement.  As a result, SSE became SSET’s wholly-owned subsidiary.  This transaction is being accounted for as a reverse merger (“Reverse Merger”) and SSE is deemed to be the acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements prior to the Reverse Merger will be those of SSE.

Effective November 4, 2013, the Company effected a stock dividend of 3.272 shares of common stock for each share of common stock issued and outstanding on that date.  On November 4, 2013, the Company initially issued 1,276,087 shares of common stock to all its shareholders.  The remaining 12,234,678 shares of common stock related to the stock dividend were issued in February 2014.

On April 23, 2014 and April 24, 2014 the Board of Directors and the stockholders, respectively, of SSET approved a one-for-three reverse stock split of the Company’s common stock to be effected on May 7, 2014 or as soon as practicable thereafter.  The effect of the November 2013 stock dividend and the May 2014 stock split have been given retroactive treatment in these financial statements.

SSET, its subsidiary SSE, and SSE’s subsidiaries SUAD, SSF, and ELP are collectively referred to as the “Company”.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

As of March 31, 2014 and December 31, 2013, the Company has determined that its investments in film productions were not impaired and, therefore, has not recorded an impairment loss.

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

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value.  The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.  No impairment was identified during the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Film production costs

For films produced by the Company, capitalized costs include all direct production costs and production overhead.  As of March 31, 2014, the Company had $106,223 in film production costs.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 3.            GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $921,099 and $0 for the three months ending March 31, 2014 and 2013, respectively. These matters raise reasonable doubt about the ability of the Company to continue as a going concern.

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

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4.            INVESTMENTS IN FILM PRODUCTIONS

Investments in film productions represent the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Film Production	Investment Balance	Investment Balance

TUELP Investments, LLC	$1,614,592	$1,614,592
Butler Films, LLC	101,232	148,586
Life After Beth LLC	1,010,000	1,012,500
Pigeon The Cat Films, Inc.	310,735	270,735
	$3,036,559	$3,046,413

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

As of March 31, 2014 and December 31, 2013, ELP has contributed $1,614,592 to the production of “Life of Crime”, of which $26,992 were expenses paid directly by SSE on behalf of Switch.  For its part, ELP has maintained a 47% equity ownership of TUELP, and in turn, Switch.

As of March 31, 2014 and December 31, 2013, SSE has an 85.484% equity ownership in ELP.

Butler Films, LLC

In August 2012, SSF entered into agreement with Butler Films, LLC, an entity formed to develop, produce, promote and sell the motion picture currently titled “Lee Daniels’ The Butler.  SSF agreed to co-finance the production costs of the motion picture.  As of December 31, 2012, SSF had contributed $500,000 in return for 3.57% equity ownership in Butler Films, LLC.  SSF did not make any further contributions through March 31, 2014.  The film is complete and no further contributions by the Company are anticipated.

On August 2, 2013, Ladove assigned his 30% equity interest in SSF to SSE, making SSF a wholly owned subsidiary of SSE.  In exchange for his assignment, SSF assigned 30% of its equity ownership in Butler Films, LLC to the Ladove Family Trust.

For the three months ended March 31, 2014 and the year ended December 31, 2013, and in accordance with their 70% entitlement to monies received by Butler Films, LLC, the Company has received $47,360 and $201,413, respectively, in cash proceeds from Butler Films, LLC.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Life After Beth LLC

In May 2013 SSE entered into an agreement with Life After Beth LLC, an entity formed to develop, produce, promote and sell the motion picture currently titled “Life After Beth”, to co-finance the production costs for the motion picture.  As of March 31, 2014 and December 31, 2013 the Company has funded $1,025,000 and $1,012,500 in return for 42% equity ownership in Life After Beth LLC.

On January 16, 2014, the Company received $15,000 towards the recoupment of the investment.

As of March 31, 2014, the film is complete and no additional contributions by SSE or the Company are anticipated.

Pigeon The Cat Films, Inc.

In June 2013, SSE entered into an agreement with Pigeon the Cat Films, Inc., (“PTCF”), a New York corporation incorporated to develop, produce, promote and sell the motion picture currently titled “Trouble Dolls”.  As of March 31, 2014 and December 31, 2013, SSE has committed $310,735, to the production costs associated with the motion picture.  The commitment amount is subject to change as financing needs for the film are adjusted, and as approved by SSE.  For their part, SSE is a 50% shareholder in PTCF.

As of March 31, 2014 and December 31, 2013, SSE has contributed $310,735 and $270,735, respectively, of which $66,735 were expenses paid directly by SSE on behalf of PTCF. “Trouble Dolls” is in post-production stage, and further contributions associated with post-production and promotion are anticipated by Company.

Bentley House Productions

On March 21, 2014 SSET agreed to terms with Zoe Worth and Dylan Harris to create a new entertainment development and production entity named Bentley House Productions, LLC (“BHP”). SSET, Worth and Harris will serve as managers of BHP. SSET will provide $125,000 annually for BHP’s operations. In exchange, management will develop and produce entertainment projects that SSET will have the opportunity to produce and/or finance.

Recoupment of SSET’s contribution shall be provided through the successful financing and production of BHP entertainment projects.

As of the date of this filing, but subsequent to March 31, 2014, SSET has contributed $15,000 of its $125,000 annual contribution towards BHP.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Vehicles	$82,625	$82,625
Less: accumulated depreciation	(9,399)	(5,072)

Property and Equipment, Net	$73,226	$77,553

Depreciation expense for the three months ended March 31, 2014 and the year ended December 31, 2013 was $4,327 and $5,072, respectively.

NOTE 6.            CONVERTIBLE NOTES PAYABLE

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

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Upon closing of the Reverse Merger and the Private Placement, the 10% convertible promissory notes issued in connection with the June 2013 Agreement in the aggregate principal amount of $825,000, together with interest accrued thereon in the aggregate amount of $24,653, automatically converted into an aggregate of 1,920,486 shares of SSET’s common stock at a conversion price of $0.4372 per share with the shares underlying the principal issued at such closing and the interest shares issued on November 26, 2013.

NOTE 7.            NOTE PAYABLE

On October 10, 2013, SSET entered into a six year loan agreement to borrow funds for the purchase of a vehicle.  The total principal amount of the loan was $74,950.  The loan has an annual interest rate of 3.47% and monthly payments are made in the amount of $1,169, ending October 3, 2019.

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

On February 10, 2014, SSET entered into a one year loan agreement to borrow funds for exclusive use as working capital and to pay the associated loan fees, lender legal fee, accrued interest and expenses of the lender.  These funds or advances are not to exceed $600,000.  The loan was given to SSET in the full amount of $600,000 on February 14, 2014.  From this initial amount, the lender paid the $25,000 lender loan fee and the $15,000 lender legal fee, with the remaining $560,000 balance delivered to SSET.  Interest is to accrue at a rate of 1% per month, compounded monthly, beginning on the date of the initial advance until the loan is paid in full.  The borrowers also entered into a Security Agreement dated February 10, 2014 with the lender, pursuant to which, as security for the full payment and performance of their obligations under the loan agreement and related documents, the borrowers granted the lender a first priority security interest in their membership interest in Life After Beth, LLC (a limited liability company of which a 42% interest is held directly by SSE and, therefore, indirectly by SSET) and in their right, title and interest in and to the motion picture “Life After Beth” and any and all payments, proceeds or other consideration received by the borrowers arising from such membership interest or motion picture.  The full value of the loan is classified as a loan payable on the balance sheet.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8.            RELATED PARTY TRANSACTIONS

Employee advances

Employee advances include funds advanced on behalf of an employee of the Company, totaling $30,173.  Such advances are short-term advances that are non-interest bearing and that are due on demand.  The total balance owed is expected to be paid in full in 2014.

Due to related parties

Due to related parties represents funds advanced by Bonan to the Company to fund working capital needs of the Company.  Such advances are short-term advances that are non-interest bearing and that are due on demand.

NOTE 9.            EQUITY

On October 8, 2013, the Company amended its Articles of Incorporation to increase its authorized stock to 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. Our Board of Directors has the authority, without further action by the stockholders, to issue from time to time the blank check preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters.

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

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Common stock

On October 8, 2013, Ms. Marach, shareholder, director and chief executive officer of the Company, and SSE entered into a Stock Purchase Agreement, pursuant to which Ms. Marach sold to SSE an aggregate of 1,333,333 shares of the Company’s common stock representing approximately 77.4% of the then issued and outstanding shares of common stock.  SSE agreed to cancel the shares purchased from Ms. Marach following the issuance of common stock in accordance with the Securities Exchange Agreement.

Pursuant to the Securities Exchange Agreement, on October 8, 2013, the Starstream Members assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 12,200,822 newly issued shares of SSET’s common stock.  The shares of SSET’s common stock received by the SSE Members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding common stock after giving effect to the issuance of shares pursuant to the Securities Exchange Agreement.  As a result, SSE became SSET’s wholly-owned subsidiary.  This transaction is being accounted for as a reverse acquisition and SSE is deemed to be the acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements prior to the Reverse Merger will be those of SSE.

On October 8, 2013, SSET issued 994,742 shares of common stock to a consultant for consulting services rendered valued at $0.5829 per share, or $579,801.

Upon closing of the Reverse Merger, certain 10% convertible promissory notes in the aggregate principal amount of $825,000 previously issued by SSE were automatically converted into 1,864,762 shares of common stock of SSET together with the interest accrued on such notes from the date of issuance to the closing date of the Reverse Merger, October 8, 2013, in the amount of $24,653, which converted into 55,724 shares of common stock of SSET.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

On October 8, 2013, SSET entered into and consummated transactions pursuant to the Subscription Agreement with certain accredited investors whereby SSET issued and sold to the investors for $0.5829 per share an aggregate of 857,833 shares of Common Stock for an aggregate purchase price of $500,000.

On November 15, 2013, SSET entered into and consummated transactions pursuant to the Subscription Agreement with certain accredited investors whereby SSET issued and sold to the investors for $2.49 per share an aggregate of 160,281 shares of common stock for an aggregate purchase price of $399,100.

On December 26, 2013, SSET issued 52,910 shares of common stock to Mansour for his 6.452% interest in ELP valued at $1.89 per share, or $100,000.

On December 26, 2013, SSET issued 21,164 shares of common stock at a share price of $1.89 per share for $40,000.

On January 6, 2014, the Company issued 20,000 shares of common stock for consulting services, valued at $3.51 per share, or $70,200

On March 11, 2014, the Company issued 10,000 shares of common stock for consulting services, valued at $2.25 per share, or $22,500.

NOTE 10.          COMMITMENTS AND CONTINGENCIES

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

For the three months ended March 31, 2014, the Company has made $37,500 of the remaining payments under the agreement.

STARSTREAM ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Lease agreements

On September 23, 2013, the Company entered into a lease agreement to rent office space in Los Angeles, CA.  The lease is for one year and begins on October 1, 2013.  Monthly payments are for $11,500, and a security deposit of $15,000 was paid in September 2013, along with the first month’s rent.

Overhead Agreement

On February 19, 2014, SSET entered into a two-year overhead operating agreement with Destro Films, LLC.  Under the terms of the agreement, SSET will pay Destro Films, LLC a total of $250,000, in six equal installments, for the first year beginning February 24, 2014 when the first payment was made.  SSET will pay Destro Films, LLC an additional total of $250,000 over the course of the second year of the agreement in six equal installments, ending February 23, 2016.  In exchange for the funding, SSET shall have a right of first negotiation to provide production financing for each motion picture for which Destro Films, LLC or its affiliates owns and/or controls the rights to.

NOTE 11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying values of the Company’s financial instruments approximate their respective fair values as of March 31, 2014 and December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report are forward-looking statements that involve risks and uncertainties. The risks discussed, as well as any cautionary language, in this Quarterly Report and in other of our filings with the Securities and Exchange Commission provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.

Overview

Reverse Acquisition

On October 8, 2013, Starstream Entertainment, LLC (“SSE”) entered into a Securities Exchange Agreement with Starstream Entertainment, Inc. (formerly Gelia Group Corp., “SSET”). Pursuant to the Securities Exchange Agreement, on October 8, 2013, the members of SSE assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 12,200,822 newly issued shares of SSET’s Common Stock.  The shares of SSET’s Common Stock received by the SSE members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding Common Stock after giving effect to the issuance of shares pursuant to the Securities Exchange Agreement.  As a result, SSE became SSET’s wholly owned subsidiary.  This transaction is being accounted for as a reverse acquisition (“Reverse Acquisition”) and SSE is deemed to be the acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in our consolidated financial statements prior to the Reverse Acquisition are those of SSE.

Business Overview

The Company is an independent entertainment production company. We develop, produce, market and obtain distribution for feature-length motion pictures and entertainment projects. For the year ended December 31, 2013, the Company received first proceeds from exploitation of its film rights in the amount of $201,413.  For the three months ended March 31, 2014, the Company received an additional $62,354 in proceeds from exploitation of its film rights.  These proceeds will be applied against the respective investment balance until it exceeds the total amount invested, at which point the excess will be accounted for as revenues on the statement of operations.

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

Results of Operations

For the three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013, we had total expenses of $921,099 and $-0-, respectively. Total expenses for the three months ended March 31, 2014 primarily included general and administrative expenses of $64,991, professional fees of $499,502, payroll costs of $192,049, travel expense of $51,129, rent and related expenses or $38,789, interest expense of $15,842, and depreciation expenses of $4,327. The increase in expenses was due to the expansion of our operations, which included common stock issuances as payment for consulting services.  For the three months ended March 31, 2014, the Company incurred consulting expenses of $92,700 through the issuance of common stock to a consultant.  Prior to 2013, our only operations were through SSF as a single purpose entity for the investment in “Lee Daniels’ The Butler.”  Since January 2013 we have started operating as a film production company and incurred respective expenses including film production costs, administrative costs, marketing, and travel.  The Company expects expenses to continue to grow in the future in direct correlation with the future expansion of our business operations.

Net loss for the three months ended March 31, 2014 and 2013 was $921,099 and $-0-, respectively, and is primarily attributable to expenses incurred for several projects to develop, produce, market and plan to distribute feature-length motion pictures, as well as consulting fees paid in common stock and legal fees associated with SEC filings.

For the period prior to October 8, 2013, SSE, and its subsidiaries, were not subject to Federal and State income taxes, as they were all limited liability companies.  Each member was responsible for the tax liability, if any, related to its proportionate share of their taxable income.  SSE and its subsidiaries are pass-through entities.  SSET, along with its consolidated subsidiaries, is deemed a corporation and thus is a taxable entity.  Accordingly, no provision for income taxes was reflected in the accompanying consolidated financial statements as the Company did not have income through March 31, 2014.

Liquidity, Capital Resources and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern.

The Company has experienced recurring losses through March 31, 2014. The Company recognized a net loss of $921,099 and $-0- for the three months ended March 31, 2014, and 2013, respectively.  As of March 31, 2014, the Company had cash on hand of $76,012, and current liabilities of $1,977,853. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

The Company is committed to funding various entities that are producing certain motion pictures.  As of March 31, 2014, the Company has funded $3,344,100 in such commitments. The Company has met all of its current funding commitments for film productions. The Company will need to raise additional funds to meet any future funding obligations and working capital needs until revenues begin to be realized from exploitation of the film rights to the Company’s productions. In March 2014 and December 2013, SSE received cash proceeds from exploitation of its film rights in the amount of $62,354 and $201,413, respectively, and plans to receive additional cash proceeds.   The Company plans to realize revenues from its additional film projects after the films are released and revenues are allocated per each film's collection account management agreements. There is no guarantee that we will be able to raise any additional capital, or that if such capital is available, that it will be available on terms acceptable to us.

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

As of March 31, 2014, the Company had working capital of $1,342,312.  The Company has liabilities totaling $2,035,143 as of March 31, 2014, which is generally comprised of accounts payable and accrued expenses of $603,730, convertible notes payable of $500,001, accrued interest of $34,879, loans payable totaling $669,073, and amounts due to one of the stockholders of $149,030.

Net cash used in operating activities

Net cash used in operating activities was $566,015 and $-0- for the three months ended March 31, 2014 and 2013, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services. For the three months ended March 31, 2014, operating activities were generally impacted by increases in accounts payable and accrued expenses of $232,139, accrued interest of $13,265, and payroll liabilities of $9,273, all of which were primarily related to expenditures incurred to develop the operations of the Company.

Net cash used in investing activities

Net cash provided by investing activities was $9,554 for the three months ended March 31, 2014, as compared to net cash used in investing activities of $1,050,000 for the three months ended March 31, 2013. Cash invested in film productions for the three months ended March 31, 2014 and 2013 totaled $52,500 and $1,050,000, respectively.  The Company also received $62,354 in cash proceeds from the exploitation of its film rights during the three months ended March 31, 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $532,461 and $1,075,000 for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, the Company received $560,000 in proceeds from loans payable, and $36,430 in advances from related parties, while making payments towards the principal of notes payable of $60,000, loans payable of $3,969.  For the three months ended March 31, 2013, the Company received capital contributions totaling $1,075,000, of which $175,000 was from non-controlling interest owners.  All proceeds received went towards working capital for the Company.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to furnish information under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect these controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or in which any such person has a material interest adverse to our Company or any of our subsidiaries.

In addition, there are no material proceedings to which any affiliate of our Company, or any owner of record or beneficially of more than five percent of any class of voting securities of our Company, is a party that is adverse to our Company or any of our subsidiaries or in which any such person has a material interest adverse to our Company or any of our subsidiaries. Currently there are no legal proceedings pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against us. We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below are securities we have sold or issued during the quarter ended March 31, 2014 and subsequent thereto through the date of this report that were not registered under the Securities Act, in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act, and that we have not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On January 6, 2014, the Company issued an aggregate of 20,000 shares of Common Stock to a consultant in payment of investor relations services valued at $70,200, of which $30,000 was accrued in 2013.

On February 10, 2014, in connection with a loan agreement entered into by the Company and SSE (together, the “Borrowers”), the Borrowers issued a promissory note to a lender pursuant to which the Borrowers agreed to repay all amounts payable under the loan agreement. As of the date of this report, $600,000 in principal has been borrowed and is outstanding under the loan agreement.

On March 11, 2014, the Company issued an aggregate of 10,000 shares of Common Stock to a consultant in payment of consulting services valued at $22,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION

On February 19, 2014, we entered into a two-year Overhead Agreement with Destro Films, LLC (“Destro Films”).  The agreement requires us to pay Destro Films a total of $250,000, in six equal installments, over the first year of the agreement and an additional total of $250,000, in six equal installments, over the second year of the agreement (collectively, the “Overhead Contribution”).  In exchange, we will have a right of first negotiation to provide all production financing required by Destro Films to produce each motion picture that Destro Films desires to produce and for which Destro Films and/or its affiliates owns and/or controls the rights (each, a “Picure”). In addition, we are entitled to recoup the Overhead Contribution as agreed by Destro Films and us on a project-by-project basis during the term of the agreement. For such recoupment, we are to be paid no less than two percent (2%) of the budget for each Picture that commences pre-production photography during the term of the agreement or during the six months following expiration of the agreement.

On March 21, 2014, we agreed to terms with Zoe Worth and Dylan Harris to create a new entertainment development and production entity named Bentley House Productions, LLC (“BHP”). The Company, Worth and Harris will serve as managers of BHP.  We will provide $125,000 annually for BHP’s operations for a minimum of two years.  In exchange, management will develop and produce entertainment projects that the Company will have the opportunity to produce and/or finance. Recoupment of our contribution will be provided through the successful financing and production of BHP entertainment projects.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Form of Securities Exchange Agreement by and among the Company, SSE and members of SSE dated October 8, 2013(1)

3.1	Articles of Incorporation, as amended(2)

3.2	Certificate of Formation of SSE(1)

3.3	Certificate of Formation of Starstream Films, LLC(1)

3.4	Certificate of Formation of Starstream ELP, LLC(1)

3.5	Certificate of Formation of SUAD Film, LLC(1)

3.6	Bylaws(3)

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock(1)

4.2	Form of Bridge Notes issued pursuant to an Amended and Restated Securities Purchase Agreement dated August 6, 2013(1)

10.1	Loan Agreement dated February 10, 2014(4)

10.2	Promissory Note dated February 10, 2014(4)

10.3	Security Agreement dated February 10, 2014(4)

10.4	Overhead Agreement dated February 19, 2014*

10.5	Agreement dated March 21, 2014*

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
______________
*	Filed herewith
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

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 15, 2013.
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 11, 2014.
(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-186079) filed with the SEC on January 17, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2014.

By:	/s/ Kim Leadford
Kim Leadford
Chief Executive Officer

/s/ Mark Corrao
Mark Corrao
Chief Financial Officer