Form 10-Q
period 2014-06-30
STARSTREAM ENTERTAINMENT, INC.
filed 2014-08-19
CIK 1561686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Common Stock of the registrant outstanding as of August 15, 2014 was 17,924,412.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Starstream Entertainment, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,959	$100,012
Employee advances	35,841	25,685
Deferred financing costs	19,658	-
Prepaid expenses and other current assets	38,402	46,557
Total Current Assets	132,860	172,254

Property and equipment, net	68,851	77,553
Security deposits	17,717	17,417
Investments in film productions, at cost	3,043,433	3,046,413
Film production costs	109,056	98,732

TOTAL ASSETS	$3,371,917	$3,412,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$596,509	$371,591
Accrued interest	49,308	21,614
Due to related parties	707,296	112,600
Payroll and related liabilities	49,201	69,157
Convertible notes payable	350,000	350,000
Convertible notes payable, related party	150,000	150,000
Note payable	-	60,000
Current portion of loans payable	611,885	11,681
Total Current Liabilities	2,514,199	1,146,643

Long term portion of loans payable	54,609	61,361
TOTAL LIABILITIES	2,568,808	1,208,004

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
Series A; 2 shares authorized, issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
17,924,412 and 17,874,322 shares issued and outstanding, respectively	17,924	17,874
Additional paid-in capital	4,222,704	4,103,680
Accumulated deficit	(3,641,540)	(2,141,148)
TOTAL STARSTREAM ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	599,088	1,980,406

Non-controlling interest	204,021	223,959
TOTAL STOCKHOLDERS' EQUITY	803,109	2,204,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,371,917	$3,412,369

The accompanying notes are an integral part of these condensed consolidated financial statements

Starstream Entertainment, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET REVENUES:
Film production income	$-	$-	$-	$-
TOTAL NET REVENUES	-	-	-	-

GENERAL AND ADMINISTRATIVE:
General and administrative expenses	$70,974	$66,659	$94,298	$66,659
Professional fees	215,839	38,141	757,008	38,141
Payroll and related expenses	168,460	3,500	360,509	3,500
Depreciation and amortization expenses	4,375	175	8,702	175
Travel expenses	38,128	-	89,257	-
Meals and entertainment expenses	14,228	-	31,724	-
Insurance expenses	28,700	-	55,861	-
Outside services	380	21,000	(3,600)	21,000
Filing fees	6,967	500	20,760	500
Rent and related expenses	35,824	-	74,613	-
TOTAL GENERAL AND ADMINISTRATIVE	583,875	129,975	1,489,132	129,975

INCOME (LOSS) FROM OPERATIONS	(583,875)	(129,975)	(1,489,132)	(129,975)

OTHER (EXPENSE) INCOME:
Interest expense, net	(15,356)	(3,186)	(31,198)	(3,186)
TOTAL OTHER (EXPENSE) INCOME	(15,356)	(3,186)	(31,198)	(3,186)

NET LOSS	(599,231)	(133,161)	(1,520,330)	(133,161)

Net loss attributable to the non-controlling interest	19,938	-	19,938	-

NET LOSS ATTRIBUTABLE TO STARSTREAM ENTERTAINMENT, INC.	$(579,293)	$(133,161)	$(1,500,392)	$(133,161)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	17,908,979	8,743,501	17,902,133	8,743,501

The accompanying notes are an integral part of these condensed consolidated financial statements

Starstream Entertainment, Inc. and Subsidiaries
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,520,330)	$(133,161)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,702	175
Common stock issued for consulting services	88,925	-
Changes in operating assets and liabilities:
Related parties receivable	(10,156)	-
Amortization of deferred financing costs	20,342	-
Production costs	(10,324)	-
Prepaid expenses and other current assets	8,155	(11,706)
Accounts payable and accrued expenses	254,917	24,567
Accrued interest	27,694	3,188
Payroll and related liabilities	(19,956)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,152,031)	(116,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in film productions	(68,875)	(1,955,882)
Proceeds from film productions	71,855	-
Payments towards security deposits	(300)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,680	(1,955,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	425,000
Proceeds from loan payable	560,000	-
Principal payment of note payable	(60,000)	-
Principal payments towards loan payable	(6,548)	-
Advances from related parties	594,696	95,764
Capital contributions from non-controlling interest owners	150	225,000
Capital contributions	-	1,350,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,088,298	2,095,764

Net (decrease) increase in cash and cash equivalents	(61,053)	22,945

Cash and cash equivalents, beginning of period	100,012	-

Cash and cash equivalents, end of period	$38,959	$22,945

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,636	$-

NON-CASH ACTIVITIES:
Deferred financing costs associated with the Tim Nye loan	$40,000	$-
Common stock issued for accrued consulting services	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Starstream Entertainment, LLC (“SSE”) was formed on January 10, 2013, in the State of Delaware. SSE was formed to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing.

SSE originally had three members: Charles Bonan (“Bonan”), Kim Leadford, (“Leadford”) and Daniel McCarney.

Starstream Films, LLC (“SSF”) was formed on April 11, 2012, in the State of Delaware. SSF’s purpose is to have an ownership interest in Butler Films, LLC (“Butler”), a Delaware limited liability company. Butler was formed for the purpose of financing, developing, producing, distributing and exploiting the motion picture currently entitled “The Butler.”

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

In August 2013, Bonan assigned his membership interest in ELP to SSE. In December 2013, Mansour assigned his membership interest in ELP to SSE. As a result, SSE became entitled to 85.484% ownership interest in ELP and NV had a 14.516% ownership interest in ELP.

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

SSE owns 100% of SUAD Film, LLC (“SUAD”), a Delaware limited liability company formed on August 27, 2013. SUAD was formed to produce, promote, support and/or develop motion pictures and engage in any and all activities necessary or incidental to the foregoing. Under the terms of the SUAD limited liability company agreement, SSE is committed to funding SUAD with $100,000. As of June 30, 2014, SSE has funded $109,038 to SUAD, of which $11,604 were direct expenses paid by SSE on behalf of SUAD.

The Company is committed to funding various entities that are producing certain motion pictures. As such, the Company may need to raise additional funds to meet those funding commitments.

On October 8, 2013, SSE and members of SSE (the “Starstream Members”) entered into a Securities and Exchange Agreement (the “Securities and Exchange Agreement”) with Starstream Entertainment, Inc. (“SSET”). Pursuant to the Securities Exchange Agreement, on October 8, 2013, the Starstream Members assigned 100% of the membership interests of SSE held by them to SSET, in consideration of an aggregate of 12,200,822 newly issued shares of SSET’s Common Stock. The shares of SSET’s Common Stock received by the Starstream Members in such transaction constituted approximately 62.4% of SSET’s issued and outstanding Common Stock, giving effect to the issuance of shares pursuant to the Securities and Exchange Agreement. As a result, SSE became SSET’s wholly owned subsidiary. This transaction is being accounted for as a reverse merger (“Reverse Merger”) and SSE is deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements prior to the Reverse Merger will be those of SSE.

Effective November 4, 2013, the Company effected a stock dividend of 3.272 shares of common stock for each share of common stock issued and outstanding on that date. On November 4, 2013, the Company initially issued 1,276,087 shares of common stock on account of the dividend. The remaining 12,234,678 shares of common stock related to the stock dividend were issued in February 2014.

On March 24, 2014, SSE entered into an operating agreement by and between SSE, Zoë Worth (“Worth”) and Dylan Harris (“Harris”), collectively its members, as to the formation of Bentley House Productions, LLC (“BHP”), formerly Big Picture Productions, LLC.

On April 23, 2014 and April 24, 2014 the Board of Directors and the stockholders, respectively, of SSET approved a one-for-three reverse stock split of the Company’s common stock to be effected on May 7, 2014. The effect of the November 2013 stock dividend and the May 2014 stock split have been given retroactive treatment in these financial statements.

SSET, its subsidiary SSE, and SSE’s subsidiaries SUAD, SSF, ELP, and BHP are collectively referred to as the “Company”.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of accounting

The Company’s policy is to maintain its books and prepare its consolidated financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation

Accounting principles generally accepted in the United States of America address the consolidation of entities where the usual condition (ownership of a majority voting interest) of consolidation does not apply. In the absence of clear control through voting interest, a company’s exposure (variable interest) to the economic risks and potential rewards from the activities of variable interest entities (“VIEs”) is the best evidence of control. If a company holds a majority of the variable interests of another entity, it would be considered the primary beneficiary.

The Company has determined that BHP is a variable interest entity of which the Company is the primary beneficiary since it is the only investor providing financial support. Every reporting period, the Company reassesses whether BHP is a VIE and if the Company remains the primary beneficiary. As such, the conclusion regarding the primary beneficiary status is subject to change and circumstances are continually reevaluated.

The accompanying consolidated financial statements include the activities of SSET, SSE, SSF, ELP, SUAD, and BHP. All intercompany transactions have been eliminated in these consolidated financial statements.

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

Reclassifications

Certain prior period amounts were reclassified to conform with the current period presentation.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. At times throughout the year, the Company might maintain bank balances that exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts.

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

As of June 30, 2014 and December 31, 2013, the Company has determined that its investments in film productions were not impaired and, therefore, has not recorded an impairment loss.

Income taxes

For the period prior to October 8, 2013, SSE, and its subsidiaries, are not subject to Federal and State income taxes, as they are all limited liability companies. Each member was responsible for the tax liability, if any, related to its proportionate share of their taxable income. SSE and its subsidiaries are pass-through entities. SSET, along with its consolidated subsidiaries, is deemed a corporation and thus is a taxable entity. No provision for income taxes was reflected in the accompanying consolidated financial statements as the Company did not have income through June 30, 2014. There were no uncertain tax positions that would require recognition in the consolidated financial statements through June 30, 2014.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of June 30, 2014.

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

If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. No impairment was identified during the six months ended June 30, 2014 and the year ended December 31, 2013.

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

Film production costs

For films produced by the Company, capitalized costs include all direct production costs and production overhead. As of June 30, 2014, the Company had $109,056 in film production costs.

NOTE 3.	VARIABLE INTEREST ENTITY

Bentley House Productions

The classification and carrying amounts of assets and liabilities of BHP in the consolidated balance sheet are as follows for the periods ended June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Cash and cash equivalents	$6,129	$--
	$6,129	$--

Non-controlling interest	19,902	--
	$19,902	$--

As of June 30, 2014, SSE has contributed $35,832, of which, $832 were expenses paid directly by SSE on behalf of BHP.

NOTE 4.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $1,520,330 and $133,161 for the six months ending June 30, 2014 and 2013, respectively. These matters raise reasonable doubt about the ability of the Company to continue as a going concern.

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

NOTE 5.	INVESTMENTS IN FILM PRODUCTIONS

Investments in film productions, carried at cost, represent the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Film Production	Investment Balance	Investment Balance

TUELP Investments, LLC	$1,614,592	$1,614,592
Butler Films, LLC	91,732	148,586
Life After Beth LLC	1,015,000	1,012,500
Pigeon The Cat Films, Inc.	322,109	270,735
	$3,043,433	$3,046,413

TUELP Investments, LLC

In January 2013, ELP entered into an agreement with Abbolita Productions, Inc. and the Ladove Family Trust, whereby ELP agreed to obtain 47% equity ownership in TUELP Investments, LLC (“TUELP”) for $1,525,000. TUELP is an entity formed for the sole purpose of financing Switch Productions LLC (“Switch”), an entity formed to develop, produce, promote and sell the motion picture currently entitled “Life of Crime”. In January 2013, TUELP obtained 100% equity ownership in Switch for a commitment amount of $3,250,000, subject to change in accordance with financing requirements for the production of “Life of Crime”, and as approved by TUELP.

As of June 30, 2014 and December 31, 2013, ELP has contributed $1,614,592 to the production of “Life of Crime”, of which $26,991 were expenses paid directly by SSE on behalf of Switch. For its part, ELP has maintained a 47% equity ownership of TUELP, and in turn, Switch.

As of June 30, 2014 and December 31, 2013, SSE has an 85.484% equity ownership in ELP.

Butler Films, LLC

In August 2012, SSF entered into an agreement with Butler Films, LLC, an entity formed to develop, produce, promote and sell the motion picture currently titled “Lee Daniels’ The Butler.” SSF agreed to co-finance the production costs of the motion picture. As of December 31, 2012, SSF had contributed $500,000 in return for 3.57% equity ownership in Butler Films, LLC. SSF did not make any further contributions through June 30, 2014. The film is complete and no further contributions by the Company are anticipated.

On August 2, 2013, Ladove assigned his 30% equity interest in SSF to SSE, making SSF a wholly owned subsidiary of SSE. In exchange for his assignment, SSF assigned 30% of its equity ownership in Butler Films, LLC to the Ladove Family Trust.

Through June 30, 2014, in accordance with its 70% entitlement to monies received by Butler Films, LLC, the Company has received $258,268 in cash proceeds from Butler Films, LLC.

Life After Beth LLC

In May 2013, SSE entered into an agreement with Life After Beth LLC, an entity formed to develop, produce, promote and sell the motion picture currently titled “Life After Beth”, to co-finance the production costs for the motion picture. As of June 30, 2014 and December 31, 2013, the Company has funded $1,030,000 and $1,012,500 in return for 42% equity ownership in Life After Beth LLC.

On January 16, 2014, the Company received $15,000 towards the recoupment of the investment.

As of June 30, 2014, the film is complete and no additional contributions by SSE or the Company are anticipated.

Pigeon The Cat Films, Inc.

In June 2013, SSE entered into an agreement with Pigeon the Cat Films, Inc., (“PTCF”), a New York corporation incorporated to develop, produce, promote and sell the motion picture currently titled “Trouble Dolls”. As of June 30, 2014, SSE has committed $322,109 to the production costs associated with the motion picture. The commitment amount is subject to change as financing needs for the film are adjusted, and as approved by SSE. For their part, SSE is a 50% shareholder in PTCF.

As of June 30, 2014 and December 31, 2013, SSE has contributed $322,109 and $270,735, respectively, of which $78,110 were expenses paid directly by SSE on behalf of PTCF. “Trouble Dolls” is in post-production stage, and further contributions associated with post-production and promotion are anticipated by the Company.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Vehicles	$82,625	$82,625
Less: accumulated depreciation	(13,774)	(5,072)

Property and Equipment, Net	$68,851	$77,553

Depreciation expense for the six months ended June 30, 2014 and 2013 was $8,702 and $175, respectively.

NOTE 7.	CONVERTIBLE NOTES PAYABLE

On July 19, 2013, SSE entered into a Securities Purchase Agreement with an accredited investor for a financing of up to $200,000 (the “July 2013 Agreement”), whereby it issued to the investor a 10% senior secured convertible note in the principal amount of $100,000 (the “Note”). The Note is secured by all the assets of SSE and ranks senior to any other indebtedness of SSE. The Note is convertible at the option of the note holder into shares of the common stock of SSET at a conversion price equal to 75% of the per share price of the private placement consummated in connection with the Reverse Merger.

On July 24, 2013, SSE and the investors amended and restated the July 2013 Agreement by entering into an Amended and Restated Securities Purchase Agreement, which increased the maximum amount of the financing from $200,000 to $400,000. In connection with the amendment and restatement of the July 2013 Agreement, SSE completed a second closing under the agreement, whereby it issued to certain accredited investors 10% senior secured convertible notes in the aggregate principal amount of $300,000 (the “July Notes”) on the same terms as the Note. Of the total principal issued, $150,000 was issued to Bonan, a related party. On July 24, 2014, SSET and Bonan entered into an extension agreement extending the $150,000 convertible note payable to a due date of July 24, 2015.

In January 2014, $125,000 of a $150,000 10% senior secured convertible note was assigned to a different holder. The new holder of this note has agreed to forbear exercising any rights with respect to the note while the holder and SSET negotiate a restructuring of the note intended to extend the maturity date of the note to October 24, 2014.

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

NOTE 8.	NOTE AND LOANS PAYABLE

On October 10, 2013, SSET entered into a six year loan agreement to borrow funds for the purchase of a vehicle. The total principal amount of the loan was $74,950. The loan has an annual interest rate of 3.47% and monthly payments are made in the amount of $1,169, ending October 3, 2019. As of June 30th, 2014, the remaining principal balance outstanding is $66,494.

On February 10, 2014, SSET and SSE entered into a one-year loan agreement to borrow funds for exclusive use as working capital and to pay the associated loan fees, lender legal fee, accrued interest and expenses of the lender. These funds or advances are not to exceed $600,000. The loan was advanced to SSET in the full amount of $600,000 on February 14, 2014. From this initial amount, the lender paid the $25,000 lender loan fee and the $15,000 lender legal fee, with the remaining $560,000 balance delivered to SSET. Interest is to accrue at a rate of 1% per month, compounded monthly, beginning on the date of the initial advance until the loan is paid in full. The loan, and all accrued interest, are payable on the first of the following to occur: (a) an event of default; (b) February 10, 2015; or (c) the date the borrowers (or the collection account related to the security agreement described below) receive monies from any mandatory prepayments in connection with the loan collateral or the financial close of a distribution deal for the film “Life After Beth,” until the loan is fully repaid.

The borrowers also entered into a security agreement dated February 10, 2014 with the lender, pursuant to which, as security for the full payment and performance of their obligations under the loan agreement and related documents, the borrowers granted the lender a first priority security interest in their membership interest in Life After Beth, LLC (a limited liability company of which a 42% interest is held directly by SSE and, therefore, indirectly by SSET) and in their right, title and interest in and to the motion picture “Life After Beth” and any and all payments, proceeds or other consideration received by the borrowers arising from such membership interest or motion picture. The full value of the loan is classified as a loan payable on the balance sheet. As of June 30, 2014, the total principal and accrued interest outstanding on the loan is $602,700.

NOTE 9.	RELATED PARTY TRANSACTIONS

Employee advances

Employee advances include funds advanced on behalf of an employee of the Company, totaling $35,841. Such advances are short-term advances that are non-interest bearing and that are due on demand. The total balance owed is expected to be paid in full in 2014.

Due to related parties

Due to related parties represents funds advanced to the Company to fund working capital needs of the Company. Such advances are short-term advances that are non-interest bearing and that are due on demand. As of June 30, 2014, a total of $668,696 in principal amount is due to Bonan and $38,600 is due to other related parties.

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

Preferred Stock

After the Reverse Merger, on October 9, 2013, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences and Rights of Series A Preferred Stock (the “Series A Certificate”). Pursuant to the Series A Certificate, there are two shares of Series A Preferred Stock authorized. Shares of Series A Preferred Stock have no dividend rights. On October 9, 2013, the Company issued two shares of Series A Preferred Stock, one each to Bonan and Leadford.

The holders of the Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock, with such holders entitled together to 66.7% of the total votes on all such matters, and the holders of common stock and any other shares entitled to vote are entitled to their proportional share of the remaining 33.3% of the total votes based on their respective voting power. The holders of Series A Preferred Stock may only vote unanimously. Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock at the option of the holder. Shares of Series A Preferred Stock are not redeemable and have no liquidation preference.

Common stock

On October 8, 2013, Yulia Marach, shareholder, director and chief executive officer of the Company, and SSE entered into a Stock Purchase Agreement, pursuant to which Ms. Marach sold to SSE an aggregate of 1,333,333 shares of the Company’s common stock representing approximately 77.4% of the then issued and outstanding shares of common stock. SSE agreed to cancel the shares purchased from Ms. Marach following the issuance of common stock in accordance with the Securities Exchange Agreement.

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

On October 8, 2013, SSET entered into and consummated transactions pursuant to a subscription agreement with certain accredited investors whereby SSET issued and sold to the investors for $0.5829 per share an aggregate of 857,833 shares of Common Stock for an aggregate purchase price of $500,000.

On November 15, 2013, SSET entered into and consummated transactions pursuant to a subscription agreement with certain accredited investors whereby SSET issued and sold to the investors for $2.49 per share an aggregate of 160,281 shares of common stock for an aggregate purchase price of $399,100.

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

On May 19, 2014, the Company issued 20,000 shares of common stock for consulting services, valued at $1.31 per share or $26,225.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents in financial institutions. At times, such deposits and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company’s management does not believe the Company is exposed to any significant credit risk on its cash and cash equivalents.

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

For the six months ended June 30, 2014, the Company has made $112,500 of the remaining payments under the agreement, and $37,500 remains accrued in accounts payable and accrued expenses in the accompanying June 30, 2014 consolidated balance sheet.

Lease agreements

On September 23, 2013, the Company entered into a lease agreement to rent office space in Los Angeles, California. The lease is for one year and begins on October 1, 2013. Monthly payments are for $11,500, and a security deposit of $15,000 was paid in September 2013, along with the first month’s rent.

Overhead Agreement

On February 19, 2014, SSET entered into a two-year overhead operating agreement with Destro Films, LLC. Under the terms of the agreement, SSET will pay Destro Films, LLC a total of $250,000, in six equal installments, for the first year beginning February 24, 2014 when the first payment was made. SSET will pay Destro Films, LLC an additional total of $250,000 over the course of the second year of the agreement in six equal installments, ending February 23, 2016. In exchange for the funding, SSET shall have a right of first negotiation to provide production financing for each motion picture for which Destro Films, LLC or its affiliates owns and/or controls the rights. For the six months ended June 30, 2014, the Company has paid $83,334 to Destro Films, LLC.

NOTE 12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying values of the Company’s financial instruments approximate their respective fair values as of June 30, 2014 and December 31, 2013.

NOTE 13.	SUBSEQUENT EVENTS

On July 21, 22 and 29, 2014 and August 5, 2014, the Company entered into short-term loans with Bonan in the amounts of $5,000, $5,000, $60,000 and $40,000, respectively. These loans represent advances to the company, have no stated maturity date and are not interest-bearing loans.

As of July 19, 2014, a $100,000 convertible note payable was due and is now in default. Default interest begins 10 days after the maturity date at a rate of 15% per annum.

On July 24, 2014, the Company received $535,611 from Life After Beth towards the recoupment of the investment. The Company then paid $535,611 toward the principal balance of the $600,000 loan advanced on February 14, 2014.

On July 24, 2014, SSET and Bonan entered into an extension agreement extending the $150,000 convertible note maturity date to July 24, 2015.

As of July 24, 2014, a $100,000 convertible note payable was due and is now in default. Default interest begins 10 days after the maturity date at a rate of 15% per annum.

As of July 24, 2014 the holder of $125,000 of the $150,000 convertible note payable has agreed to forbear exercising any rights with respect to the note while the holder and SSET negotiate a restructuring of the note intended to extend the maturity date of the note to October 24, 2014. The balance of $25,000 is in default. Default interest begins 10 days after the maturity date at a rate of 15% per annum.

On July 28, 2014, the Company entered into two short-term loans with related parties. The company borrowed $32,500 from each of the two related parties for total short-term borrowing of $65,000. These loans have no stated maturity dates and are non-interest-bearing.

On July 31, 2014, the Company entered into a loan agreement for $250,000. The loan bears an interest rate of 1% per annum (term 120 days) to be calculated on the basis of a 360-day year. Additional consideration in the amount of $25,000, minus any interest that was already paid, is due on or before the maturity date of the loan for a total payment due of $275,000. The entirety of the proceeds of the loan are being used to invest in the production of a new film, described below.

In July 2014, the Company formed a new wholly owned subsidiary, YHSSE, LLC, a Delaware limited liability company (“YHSSE”), in connection with the Company’s plans to produce and invest in a new feature-length motion picture to be titled “Yoga Hosers,” which is to star Johnny Depp and be directed by Kevin Smith. Similar to the structure of the Company’s other production and finance transactions, YHSSE will own a partial interest in the underlying production company, Yoga Hosers, LLC, a California limited liability company, which will oversee directly the production of the film. Beginning July 22, 2014, Yoga Hosers, LLC (the production entity) commenced production activities on “Yoga Hosers.”

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

Business Overview

The Company is an independent entertainment production company. We develop, produce, market and obtain distribution for feature-length motion pictures and entertainment projects. For the year ended December 31, 2013, the Company received first proceeds from exploitation of its film rights in the amount of $201,413. For the six months ended June 30, 2014, the Company received an additional $71,855 in proceeds from exploitation of its film rights. These proceeds will be applied against the respective investment balance until it exceeds the total amount invested, at which point the excess will be accounted for as revenues on the statement of operations.

The Company’s business is to produce motion pictures and entertainment projects and to fully exploit the projects and their ancillary rights through several avenues, including, but not limited to, theatrical release, video-on-demand, digital distribution, and television outlets. The Company generally acquires ownership in media properties at a late stage when the properties are fully packaged and ready for production, and creates value by providing production and marketing expertise. The Company’s target segment of the entertainment industry is the emerging market of high-quality, low-cost, commercially viable content. To date, the Company has produced and/or financed four feature films and the Company is currently preparing to assist with the financing and production of a new feature film to be called “YOGA HOSERS” to star Johnny Depp and be directed by Kevin Smith. Similar to the structure of the Company’s other production and finance transactions, a newly formed subsidiary of the Company will invest in and support the production entity, which will oversee directly the production of the film. The Company will also perform production activities for the film.

Results of Operations

For the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013, we had total expenses of $599,231 and $133,161, respectively. Total expenses for the six months ended June 30, 2014 primarily included general and administrative expenses of $70,974, professional fees of $215,839, payroll costs of $168,460, travel expense of $38,128, meals and entertainment expenses of $14,228, insurance expense of $28,700, rent and related expenses of $35,824, interest expense of $15,356, and depreciation expenses of $4,375. The increase in expenses was due to the expansion of our operations, which necessitated hiring additional personnel and increased use of professional services.  The Company expects expenses to continue to grow in the future in direct correlation with the future expansion of our business operations.

Net loss for the three months ended June 30, 2014 and 2013 was $599,231 and $133,161, respectively, and is primarily attributable to expenses incurred for several projects to develop, produce, market and plan to distribute feature-length motion pictures, as well as consulting fees paid in common stock and legal fees associated with SEC filings.

For the six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014 and 2013, we had total expenses of $1,520,330 and $133,161, respectively. Total expenses for the six months ended June 30, 2014 primarily included general and administrative expenses of $94,298, professional fees of $757,008, payroll costs of $360,509, travel expense of $89,257, meals and entertainment expenses of $31,724, insurance expense of $55,861, rent and related expenses of $74,613, interest expense of $31,198, and depreciation expenses of $8,702. The increase in expenses was due to the expansion of our operations, which necessitated hiring additional personnel and increased use of professional services.  For the six months ended June 30, 2014, the Company incurred consulting expenses of $88,925 through the issuance of common stock to a consultant. The Company expects expenses to continue to grow in the future in direct correlation with the future expansion of our business operations.

Net loss for the six months ended June 30, 2014 and 2013 was $1,520,330 and $133,161, respectively, and is primarily attributable to expenses incurred for several projects to develop, produce, market and plan to distribute feature-length motion pictures, as well as consulting fees paid in common stock and legal fees associated with SEC filings.

For the period prior to October 8, 2013, SSE, and its subsidiaries, were not subject to Federal and State income taxes, as they were all limited liability companies.  Each member was responsible for the tax liability, if any, related to its proportionate share of its taxable income.  SSE and its subsidiaries are pass-through entities.  SSET, along with its consolidated subsidiaries, is deemed a corporation and thus is a taxable entity.  Accordingly, no provision for income taxes was reflected in the accompanying consolidated financial statements as the Company did not have income through June 30, 2014.

Liquidity, Capital Resources and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern.

The Company has experienced recurring losses through June 30, 2014. The Company recognized a net loss of $1,520,330 and $133,161 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the Company had cash on hand of $38,959, and current liabilities of $2,514,199. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

The Company is committed to funding various entities that are producing certain motion pictures. As of June 30, 2014, the Company has funded $3,344,100 in such commitments. The Company has met all of its current funding commitments for film productions. The Company will need to raise additional funds to meet any future funding obligations and working capital needs until significant revenues begin to be realized from exploitation of the film rights to the Company’s productions. For the six months ended June 30, 2014 and the year ended December 31, 2013, SSE received cash proceeds from exploitation of its film rights in the amount of $71,855 and $201,413, respectively, and anticipates receiving additional cash proceeds, although such proceeds would be realized in the future, if at all. The Company expects to realize revenues from its additional film projects after the films are released and revenues are allocated per each film's collection account management agreements. In addition, the Company continues to pursue distribution and other monetization avenues for its film projects. The Company is exploring working capital sources including equity and debt issuances to meet the Company’s short and medium term needs including the service or refinancing of existing indebtedness. There is no guarantee that we will be able to raise any additional capital, or that, if such capital is available, it will be available on terms acceptable to us.

The foregoing represents the Company’s best estimates as of the date of this report and may materially vary based upon actual experience. The inability of the Company to obtain funding, either in the near term and/or longer term, or to realize significant revenue from its motion picture projects, will materially affect the ability of the Company to implement its business plan and such failure could jeopardize the viability of the Company.  In that case, the Company may need to suspend its operations and reevaluate and revise its plan of operations.

As of June 30, 2014, the Company had a working capital deficit of $2,381,339.  The Company has liabilities totaling $2,568,808 as of June 30, 2014, which is generally comprised of accounts payable and accrued expenses of $596,509, convertible notes payable of $500,000, accrued interest of $49,308, loans payable totaling $666,494, and amounts due to related parties of $707,296.

Net cash used in operating activities

Net cash used in operating activities was $1,152,031 and $116,937 for the six months ended June 30, 2014 and 2013, respectively. Cash was used primarily to fund our operating losses exclusive of non-cash expenditures such as stock compensation for services. For the six months ended June 30, 2014, operating activities were generally impacted by increases in net loss of $1,387,169, offset by an increase in accounts payable and accrued expenses of $230,350 and an increase in the issuance of common stock of $88,925, all of which were primarily related to expenditures incurred to develop the operations of the Company.

Net cash provided by investing activities

Net cash provided by investing activities was $2,680 for the six months ended June 30, 2014, as compared to net cash used in investing activities of $1,955,882 for the six months ended June 30, 2013. Cash invested in film productions for the six months ended June 30, 2014 and 2013 totaled $68,875 and $1,955,882, respectively.  The Company also received $71,855 in cash proceeds from the exploitation of its film rights during the six months ended June 30, 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $1,088,298 and $2,095,764 for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the Company received $560,000 in proceeds from loans payable, and $594,696 in advances from related parties, while making payments towards the principal of notes payable of $60,000, and loans payable of $6,548.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our or their property is the subject, nor, to the knowledge of the executive officers of the Company, are any such proceedings contemplated by any governmental authority.

There are no material proceedings to which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate or security holder is a party adverse to the Company or any of our subsidiaries or in which any such person has a material interest adverse to the Company or any of our subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below are securities we have sold or issued during the quarter ended June 30, 2014 and subsequent thereto through the date of this report that were not registered under the Securities Act, in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act, and that we have not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On May 19, 2014, the Company issued an aggregate of 20,000 shares of Common Stock to a consultant in payment of consulting services valued at $26,225.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

SSE is in default under certain 10% senior secured convertible notes issued in July and August 2013. The default is a result of not having paid the principal and interest due thereunder within 5 days of the applicable maturity dates in July and August 2014. As of the date of filing this report, an aggregate of $225,000 in principal amount of such notes is unpaid and in default and an aggregate of $20,890 in accrued interest on such notes is unpaid. In addition, SSE is past due on another 10% senior secured convertible note originally issued in July 2013 in the principal amount of $125,000. As of the date of filing this report, accrued but unpaid interest on this note totals $11,680. The holder of this note has agreed to forbear exercising any rights with respect to the note while the holder and SSET negotiate a restructuring of the note intended to extend the maturity date of the note to October 24, 2014. In addition, Bonan, the holder of a 10% senior secured convertible note originally issued in July 2013 in the principal amount of $150,000 has agreed to extend the maturity date of that note to July 2015 and that note is not in default but remains unpaid and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION

The Company entered into short-term loans with Bonan in the following aggregate amounts: $137,221 in April 2014, $250,000 in May 2014, $132,029 in June 2014, $70,000 in July 2014 and $40,000 in August 2014 (through the date of filing this report). These loans represent advances to the Company, have no stated maturity date and are not interest-bearing loans.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit No.	Description

2.1	Form of Securities Exchange Agreement by and among the Company, SSE and members of SSE dated October 8, 2013(1)

3.1	Articles of Incorporation, as amended(2)

3.2	Certificate of Formation of SSE(1)

3.3	Certificate of Formation of Starstream Films, LLC(1)

3.4	Certificate of Formation of Starstream ELP, LLC(1)

3.5	Certificate of Formation of SUAD Film, LLC(1)

3.6	Bylaws(3)

3.7	Certificate of Formation of YHSSE LLC*

4.1	Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock(1)

4.2	Form of Bridge Notes issued pursuant to an Amended and Restated Securities Purchase Agreement dated August 6, 2013(1)

10.1	Limited Liability Company Agreement of YHSSE LLC*

31.1	Certification of our Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of our Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of our Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

32.2	Statement of our Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2014.

By:	/s/ Kim Leadford
Kim Leadford
Chief Executive Officer

/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

